Form 10QSB
period 1996-03-31
GENESIS COMPANIES GROUP INC
filed 1996-05-15
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  March 31, 1996

                                 Commission File Number:  0-25562



                                   GENESIS COMPANIES GROUP, INC.
               (Exact name of small business issuer as specified in its charter)



                                              Delaware
                  (State or other jurisdiction of incorporation or organization)

                                            72-1175963
                                 (IRS Employer Identification No.)

                                         830 S. Kline Way
                                        Lakewood, Colorado
                             (Address of principal executive offices)

                                               80226
                                            (Zip Code)

                                          (303) 985-3972
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 4,500,000 shares.

                                              PART I


ITEM 1.     FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended March 31, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues during the three month period ending March 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

      The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

      Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits
                   EX-27       Financial Data Schedule

            (b)    Reports on Form 8-K - None.

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              March 31        December 31
                                                 1996             1995
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $     460       $       460
                                              _________       ___________
TOTAL ASSETS                                  $     460       $       460


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $       0       $         0
                                              _________       ___________
  Total Current Liabilities                           0                 0

    Long-Term Liabilities                             0                 0
                                              _________       ___________
  Total Liabilities                           $       0       $         0

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  March 31, 1996, and December 31, 1995,
  respectively                                $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (13,040)          (13,040)
                                              _________       ___________
Total Shareholders' Equity                    $     460       $       460
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $     460       $       460


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the                    December 22, 1988
                              Three Months     For the         (Inception)
                                  Ended       Year Ended           Thru
                                March 31,    December 31,        March 31,
                                   1996         1995               1996
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                      0              0               8,314
  Registration Fees                      0              0               3,190
  Administrative Expenses                0            192               1,536
                              ____________   ____________   _________________

    Total Operating Expenses             0            192              13,040

Net Loss from Operations      $          0   $       (192)  $         (13,040)

Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,453,125

Net Loss Per Share            $         (*)   $        (*)  $              (*)

*Less than $0.01 Per Share.


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the                  December 22, 1988
                                 Three Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,    December 31,      March 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $          0   $      (192)   $     (13,040)
  Net Cash Provided (Used)
    By Operating Activities                 0          (192)         (13,040)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ____________   ______________
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ____________   ______________

Increase (Decrease) in Cash                 0          (192)             460

Cash and Cash Equivalents -
  Beginning of Period                     460           652                0
                                 ____________   ____________   ______________
Cash and Cash Equivalents -
  End of Period                  $        460   $       460    $         460


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 22, 1988               0  $    0  $        0  $         0  $     0

Stock issued for cash
  April 14, 1989            113,000       1         149            0      150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987            0    4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974            0    8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345            0    1,350
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1989       4,500,000      45      13,455            0   13,500

W/O deferred
  offering costs                                             (10,661) (10,661)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1990       4,500,000      45      13,455      (10,661)   2,839

Net Loss for year ended
  December 31, 1991                                           (1,309)  (1,309)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1991       4,500,000      45      13,455      (11,970)   1,530

Net Loss for year ended
  December 31, 1992                                              (10)     (10)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992       4,500,000      45      13,455      (11,980)   1,520

Net Loss for year ended
  December 31, 1993                                               (9)      (9)
                       ____________  ______  __________  ____________  ______

Balance at
  December 31, 1993       4,500,000      45      13,455      (11,989)   1,511

Net Loss for year ended
  December 31, 1994                                             (859)    (859)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994       4,500,000      45      13,455      (12,848)     652

Net Loss for year ended
  December 31, 1995                                             (192)    (192)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995       4,500,000      45      13,455      (13,040)     460

Net Loss for
  three months
  ended March 31, 1996                                             0        0
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1996          4,500,000  $   45  $   13,455  $   (13,040) $   460


                                   GENESIS COMPANIES GROUP, INC.
                                   (A Development Stage Company)

                                   NOTES TO FINANCIAL STATEMENTS
                                          March 31, 1996
                                            (Unaudited)


NOTE 1 -    Organization

            Organization - The Company was organized as a Delaware Corporation on December 22, 1988.

            Basis of Presentation - The Company is in the development stage and is primarily engaged in raising capital. On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein the Company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common
Stock Purchase Warrants. This registration statement was subsequently voluntarily abandoned by the Company prior to effectiveness. Other than filing of the aforesaid registration statement, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's Common Stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition has been consummated, and each shareholder has agreed to place their respective stock certificate with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

NOTE 2 -    Summary of Significant Accounting Policies:

            Revenue is recognized when earned and expenses are recognized when they occur.

            Loss Per Share - Net loss per common share is based upon the weighted average common share outstanding during each period.

NOTE 3 -    Income Taxes:

            The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes. The Company has net operating loss carryforwards of approximately $13,000 for financial statement and tax purposes, which begin to expire in 1996.

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENESIS COMPANIES GROUP, INC.
                                      (Registrant)

                                      Dated: May 15, 1996



                                      By:  Wm. Ernest Simmons
                                           Wm. Ernest Simmons
                                           President

                                   GENESIS COMPANIES GROUP, INC.

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended March 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule