Form 10QSB
period 1996-09-30
GENESIS COMPANIES GROUP INC
filed 1996-11-13
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1996, was 4,500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending September 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                             September 30     December 31
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

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  September 30, 1996, and December 31, 1995,
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


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the                    December 22, 1988
                               Nine Months     For the         (Inception)
                                  Ended       Year Ended           Thru
                              September 30,  December 31,      September 30,
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

Net Loss Per Share            $         (*)   $        (*)  $              (*)

*Less than $0.01 Per Share.


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the                  December 22, 1988
                                  Nine Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                 September 30,   December 31,   September 30,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $          0   $      (192)   $     (13,040)
  Net Cash Provided (Used)
    By Operating Activities                 0          (192)         (13,040)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ____________   ______________
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ____________   ______________

Increase (Decrease) in Cash                 0          (192)             460

Cash and Cash Equivalents -
  Beginning of Period                     460           652                0
                                 ____________   ____________   ______________
Cash and Cash Equivalents -
  End of Period                  $        460   $       460    $         460


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 22, 1988               0  $    0  $        0  $         0  $     0

Stock issued for cash
  April 14, 1989            113,000       1         149            0      150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987            0    4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974            0    8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345            0    1,350
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1989       4,500,000      45      13,455            0   13,500

W/O deferred
  offering costs                                             (10,661) (10,661)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1990       4,500,000      45      13,455      (10,661)   2,839

Net Loss for year ended
  December 31, 1991                                           (1,309)  (1,309)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1991       4,500,000      45      13,455      (11,970)   1,530

Net Loss for year ended
  December 31, 1992                                              (10)     (10)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992       4,500,000      45      13,455      (11,980)   1,520

Net Loss for year ended
  December 31, 1993                                               (9)      (9)
                       ____________  ______  __________  ____________  ______



Balance at
  December 31, 1993       4,500,000      45      13,455      (11,989)   1,511

Net Loss for year ended
  December 31, 1994                                             (859)    (859)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994       4,500,000      45      13,455      (12,848)     652

Net Loss for year ended
  December 31, 1995                                             (192)    (192)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995       4,500,000      45      13,455      (13,040)     460

Net Loss for
  nine months ended
  September 30, 1996                                               0        0
                       ____________  ______  __________  ___________  _______
Balance at
  September 30, 1996      4,500,000  $   45  $   13,455  $   (13,040) $   460


                        GENESIS COMPANIES GROUP, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996
                                 (Unaudited)


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

                              Dated:  November 13, 1996



                              By:  Wm. Ernest Simmons
                                   Wm. Ernest Simmons
                                   President

                        GENESIS COMPANIES GROUP, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                  For the Quarter Ended September 30, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .11