Form 10KSB
period 1996-12-31
GENESIS COMPANIES GROUP INC
filed 1997-03-28
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

    (Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                           Commission File No. 0-25562

                           GENESIS COMPANIES GROUP, INC.
                    (Name of small business issuer in its charter)

           Delaware                        72-1175963
(State or other jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)      Identification Number)

                               830 S. Kline Way
                           Lakewood, Colorado 80226
                                 (303) 985-3972
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

           Securities registered under Section 12(b) of the Exchange Act:
                                      none

          Securities registered under to Section 12(g) of the Exchange Act:
                                   Common Stock
                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-

                         (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 27, 1997: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 1997 there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                   This Form 10-KSB consists of Twenty Six pages.
                    Exhibit Index is Located at Page Twenty Five.

                                   TABLE OF CONTENTS

                                FORM 10-KSB ANNUAL REPORT

                               GENESIS COMPANIES GROUP, INC.

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         8
Item 3.    Legal Proceedings...........................         8
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         9
Item 7     Financial Statements........................        10
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        19


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        19
Item 10.   Executive Compensation......................        20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        21
Item 12.   Certain Relationships and Related
               Transactions............................        22

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        23



SIGNATURES.............................................        24

EXHIBIT INDEX .........................................        25

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Genesis Companies Group, Inc. (the "Company" or "Registrant"), was incorporated under the laws of the State of Delaware on December 22, 1988, for the purpose of engaging in any lawful activity. On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein the Company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. This registration statement was subsequently voluntarily abandoned by the Company prior to effectiveness. Other than filing and abandoning of the aforesaid registration statement, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's common stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500 (average price of $0.003 per share), which shares are presently held by 8 persons. As such, the Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Previous "Blind Pool" Experience.

     Mr. Wm. Ernest Simmons, President and a director of the Company, was president and a director of Bluestone Capital Corp., a "blank check" company ("Bluestone"), which filed a registration statement in September 1987 with the Denver Regional Office of the Securities and Exchange Commission ("SEC"), pursuant to the Securities Act of 1933, as amended (the "Offering"). The Offering was deemed effective by the SEC on July 13, 1988 and successfully closed with gross sales of $150,000 (1,500,000 Units at $.10 per Unit). In December 1989, Bluestone completed a merger with Dialogue, Inc., wherein Bluestone issued 30,000,000 shares of its "restricted" common stock, representing approximately 83% interest in Bluestone, for all of the issued and outstanding shares of Dialogue. Mr. Simmons resigned his positions with Bluestone at the time of the Dialogue acquisition. The company has since ceased operations.

     Mr. Simmons was also President and a director of Yaak River Mines, Ltd., which filed a registration statement on Form 10-SB with the Securities and Exchange Commission in September 1993. This registration statement became effective in April 1994. Effective June 27, 1994, Yaak River Mines, Ltd. ("Mines") entered into a letter of intent with ITV Communications, Inc. ("ITV"), a privately held California corporation, whereby Mines agreed to acquire all of the issued and outstanding shares of ITV, in exchange for issuance by Mines of previously unissued "restricted" common stock, representing ownership interest of approximately 90% in Mines. Mr. Simmons resigned his position with Mines in July 1994, prior to the consummation of the relevant transaction. The

Mines-ITV transaction successfully closed on February 8, 1995. As of the date of this registration statement, management of the surviving entity is engaged in listing its securities for trading on a recognized stock exchange, but as of the date hereof, no market for the Mines securities has commenced.

     Mr. Titcombe, the remaining member of the Company's officers and directors, does not have any prior "blank check" company experience.

Employees

     The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers and directors anticipate that the business plan of the Company can be implemented by their devoting an aggregate of approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item
9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which offices are provided by Wm. Ernest Simmons, an officer, director and shareholder of the Company, on a rent free basis pursuant to an oral agreement. Mr. Simmons has advised the Company that he is agreeable to maintaining this situation until the Company successfully consummates an acquisition or merger. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b)  Holders.  There are eight (8) holders of the Company's
Common Stock.

     As of the date of this report all 4,500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1996, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     (a)  Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Item 9. Directors, Executive Officers, Promotors asnd Control Persons; Compliance with
Section 16(a) of the Exchange Act - Resumes."

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                           GENESIS COMPANIES GROUP, INC.
                           (A Development Stage Company)


                                FINANCIAL STATEMENTS

                                  December 31, 1996

                          Michael B. Johnson & Co., P.C.
                           (A Professional Corporation)

                           Certified Public Accountants
                         9175 East Kenyon Ave., Suite 100
                               Denver, Colorado 80237
Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                           Fax: (303) 796-0137



Board of Directors
Genesis Companies Group, Inc.


We have examined the accompanying balance sheet of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 1996 and December 31, 1995, and the related statements of operations, cash flows, and changes in stockholders' equity for the period December 22, 1988 (inception), through December 31, 1996, and the fiscal years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the period December 22, 1988 (inception), through December 31, 1996, and the fiscal years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                        s/Michael B. Johnson & Co., P.C.



Denver, Colorado
March 10, 1997


                           GENESIS COMPANIES GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET
                                    December 31,

                                                 1996             1995
                                              _________       ___________
ASSETS:

  Current Assets:
    Cash                                      $       0       $       460
                                              _________       ___________
TOTAL ASSETS                                  $       0       $       460


LIABILITIES AND SHAREHOLDERS' EQUITY:

  Liabilities:
    Accounts Payable                          $   4,522       $         0
    Shareholder Loans                                 6                 0
                                              _________       ___________
TOTAL LIABILITIES                             $   4,528       $         0

Stockholders' Equity:
  Common stock, $.00001 par value,
   100,000,000 shares authorized,
   4,500,000 shares issued and
   outstanding                                $      45       $        45
  Preferred Stock, $.00001 par value,
   10,000,000 shares authorized                       0                 0
  Additional paid-in capital                     13,455            13,455
  Deficit accumulated during
    the development stage                       (18,028)          (13,040)
                                              _________       ___________
Total Stockholders' Equity                    $  (4,528)      $       460
                                              _________       ___________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $       0       $       460


     The accompanying notes are an integral part of these financial statements.


                           GENESIS COMPANIES GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS

                                                           December 22, 1988
                                 For the       For the         (Inception)
                               Year Ended     Year Ended           Thru
                              December 31,   December 31,      December 31,
                                  1996           1995              1996
                              ____________   ____________   _________________
INCOME                        $          0   $          0   $               0

OPERATING EXPENSES:
  Professional Fees                  4,772              0              13,086
  Registration Fees                     50              0               3,240
  Administrative Expenses              166            192               1,702
                              ____________   ____________   _________________

    Total Operating Expenses  $      4,988            192              18,028

Net Loss from Operations      $     (4,988)  $       (192)  $         (18,028)

Weighted average number of
  shares outstanding             4,500,000      4,500,000           4,453,125

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.


     The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                                 INDIRECT METHOD

                                                             December 22, 1988
                                    For the        For the      (Inception)
                                  Year Ended     Year Ended         Thru
                                 December 31,    December 31,   December 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (4,988)  $      (192)   $     (18,028)
    Increase (Decrease) in
     Accounts Payables                  4,528             0            4,528
                                 ____________   ___________    _____________

  Net Cash Provided (Used)
    By Operating Activities              (460)         (192)         (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ____________   ______________

  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ____________   ______________

Increase (Decrease) in Cash              (460)         (192)               0

Cash and Cash Equivalents -
  Beginning of Period                     460           652                0
                                 ____________   ____________   ______________

Cash and Cash Equivalents -
  End of Period                  $          0   $       460    $           0



     The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                              (A DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Deficit
                                                         Accumulated
                                             Additional   During the
                                     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 22, 1988               0  $    0  $        0  $         0  $     0

Stock issued for cash
  April 14, 1989            113,000       1         149            0      150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987            0    4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974            0    8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345            0    1,350
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1989       4,500,000      45      13,455            0   13,500

W/O deferred
  offering costs                                             (10,661) (10,661)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1990       4,500,000      45      13,455      (10,661)   2,839

Net Loss for year ended
  December 31, 1991                                           (1,309)  (1,309)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1991       4,500,000      45      13,455      (11,970)   1,530

Net Loss for year ended
  December 31, 1992                                              (10)     (10)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992       4,500,000      45      13,455      (11,980)   1,520

Net Loss for year ended
  December 31, 1993                                               (9)      (9)
                       ____________  ______  __________  ____________  ______



Balance at
  December 31, 1993       4,500,000      45      13,455      (11,989)   1,511

Net Loss for year ended
  December 31, 1994                                             (859)    (859)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994       4,500,000      45      13,455      (12,848)     652

Net Loss for year ended
  December 31, 1995                                             (192)    (192)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995       4,500,000      45      13,455      (13,040)     460

Net Loss for year ended
  December 31, 1996                                           (4,988)  (4,988)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1996       4,500,000  $   45  $   13,455  $   (18,028) $(4,528)


     The accompanying notes are an integral part of these financial statements.

                                                                    17

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 December 31, 1996


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

NOTE 3 -              Income Taxes:

                      The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes. The Company has net operating loss carryforwards of approximately $18,000 for financial statement and tax purposes, which begin to expire in 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

     Name                     Age       Position
    ______________________   ___       _______________________

    Wm. Ernest Simmons        58       President and Director

    Harry G. Titcombe, Jr.    66       Secretary-Treasurer and
                                       Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Wm. Ernest Simmons currently is, and has been since inception of the Company in 1988, the President and a Director of the Company. He is also the President, a director and a controlling shareholder of Yaak River Resources, Inc., a public reporting company engaged in the mining business. Also, since December 1995, Mr. Simmons has been Director General of "Bumbat" Co., Ltd., a Mongolian-Canadian joint venture mining operation based in Zaamar Sum, Mongolia, where his responsibilities include acquisition and mobilization of all equipment and supplies, preparation and construction of mill site and mine site operations and other managerial matters associated with the exploration and development of hard rock gold. Prior, from 1991 through December 1995, Mr.

Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989 Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company.

     Harry G. Titcombe, Jr. has been Treasurer and a director of the Company since November, 1989. In January 1995, Mr. Titcombe was also appointed as Secretary of the Company. Since 1984, Mr. Titcombe has engaged in the practice of law as a sole practitioner in Denver, Colorado. Prior to that, Mr. Titcombe was a partner and associate at the Denver law firm of Burnett, Horan & Hilgers and was a Deputy District Attorney in the offices of the Denver County District Attorney. He is also an officer and director of Yaak River Resources, Inc., a public reporting company engaged in the mining business. Mr. Titcombe received a degree of L.L.B. in 1960 from the University of Denver College of Law. Mr. Titcombe devotes only such time as necessary to the business of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Although the aforesaid persons have not as yet filed such reports, management has been advised that such reports will be filed within seven days of the date of the filing of this Form 10-KSB and that such reports will reflect no changes in the securities holdings of any person.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended December 31, 1996 and 1995 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Wm. Ernest          (1)
Simmons,    1995  $    0  $   0  $    0    $      0         0  $     0 $    0
President &
Director    1996  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________

<F1>
(1) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1997, except in the event the Company successfully consummates a business combination, of which there is no assurance.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal year 1996.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1996.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of            Nature of
Title of           Beneficial           Beneficial    Percent of
 Class                Owner                Owner        Class
________    _________________________   __________    __________
Common      Wm. Ernest Simmons(1)        1,206,000       26.8%
            830 S. Kline Way
            Lakewood, CO 80226

Common      Harry G. Titcombe, Jr.(1)    1,206,000       26.8%
            3003 E. 3rd Ave., #201
            Denver, CO 80206

Common      Susan K. Sunsvold            1,000,000       22.2%
            5121 S. Ironton Way
            Englewood, CO 80111

Common      Heather E. Nutting             315,000        7.0%
            9035 W. 5th Place
            Lakewood, CO 80226

Common      John D. Brasher, Jr.           283,500        6.3%
            3773 Cherry Creek No. Dr.
            Suite 615
            Denver, CO 80209

Common      All Officers &               2,412,000       53.6%
            Directors as a Group
            (2 persons)

_________________________________

<F1>

(1)  Officer and/or director of the Company.


     The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      EX-27     Financial Data Schedule

      The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 15, 1995 and are incorporated by reference herein:

       3.1  Certificate and Articles of Incorporation and
            Amendments thereto.

       3.2  Bylaws

       4.1  Copies of All Lock-up Agreements by the Company's
            Shareholders

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1996.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                   GENESIS COMPANIES GROUP, INC.
                                   (Registrant)


                                   By:/s/ Wm. Ernest Simmons
                                      Wm. Ernest Simmons, President


                                   By:/s/ Harry G. Titcombe, Jr.
                                      Harry G. Titcombe, Jr.,
                                      Secretary-Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.



/s/ Wm. Ernest Simmons
Wm. Ernest Simmons,
President and Director


/s/ Harry G. Titcombe, Jr.
Harry G. Titcombe, Jr.,
Secretary-Treasurer and Director

                         GENESIS COMPANIES GROUP, INC.
                  Exhibit Index to Annual Report on Form 10-KSB
                    For the Fiscal Year Ended December 31, 1996

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       26