Form 10QSB
period 1997-06-30
GENESIS COMPANIES GROUP INC
filed 1997-08-14
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                     For Quarter Ended:  June 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 4,500,000 shares.

                                   PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K - None.

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               June 30,       December 31
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

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  June 30, 1997, and December 31, 1996,
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


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                    December 22, 1988
                               Six Months      For the         (Inception)
                                  Ended       Year Ended           Thru
                                 June 30,    December 31,        June 30,
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

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                  December 22, 1988
                                   Six Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                    June 30,     December 31,      June 30,
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


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 22, 1988               0  $    0  $        0  $         0  $     0

Stock issued for cash
  April 14, 1989            113,000       1         149            0      150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987            0    4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974            0    8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345            0    1,350
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1989       4,500,000      45      13,455            0   13,500

W/O deferred
  offering costs                                             (10,661) (10,661)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1990       4,500,000      45      13,455      (10,661)   2,839

Net Loss for year ended
  December 31, 1991                                           (1,309)  (1,309)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1991       4,500,000      45      13,455      (11,970)   1,530

Net Loss for year ended
  December 31, 1992                                              (10)     (10)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992       4,500,000      45      13,455      (11,980)   1,520

Net Loss for year ended
  December 31, 1993                                               (9)      (9)
                       ____________  ______  __________  ____________  ______



Balance at
  December 31, 1993       4,500,000      45      13,455      (11,989)   1,511

Net Loss for year ended
  December 31, 1994                                             (859)    (859)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994       4,500,000      45      13,455      (12,848)     652

Net Loss for year ended
  December 31, 1995                                             (192)    (192)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995       4,500,000      45      13,455      (13,040)     460

Net Loss for year ended
  December 31, 1996                                           (4,988)  (4,988)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1996       4,500,000  $   45  $   13,455  $   (18,028) $(4,528)

Net Loss for six
  months ended
  June 30, 1997                                                    0        0
                       ____________  ______  __________  ___________  _______

Balance at
  June 30, 1997           4,500,000  $   45  $   13,455  $   (18,028) $(4,528)


                        GENESIS COMPANIES GROUP, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)


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

                                        Dated:  August 14, 1997



                                       By:   s/Wm. Ernest Simmons
                                          Wm. Ernest Simmons
                                          President

                        GENESIS COMPANIES GROUP, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended June 30, 1997

EXHIBITS                                                             Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . .11