Form 10QSB
period 1997-09-30
GENESIS COMPANIES GROUP INC
filed 1997-11-18
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                    Quarterly Report Under
             the Securities Exchange Act of 1934

            For Quarter Ended:  September 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1997, was 4,500,000 shares.

                            PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ended September 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)     Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K - None.

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             September 30,    December 31
                                                 1997             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $   7,144       $     4,522
      Shareholder Loans                               6                 6
                                              _________       ___________
  Total Current Liabilities                       7,150             4,528

    Long-Term Liabilities                             0                 0
                                              _________       ___________
  Total Liabilities                           $       0       $         0

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  September 30, 1997, and December 31,
  1996, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (20,650)          (18,028)
                                              _________       ___________
Total Shareholders' Equity                    $  (7,150)      $    (4,528)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                    December 22, 1988
                               Nine Months      For the         (Inception)
                                  Ended       Year Ended           Thru
                              September 30,  December 31,      September 30,
                                  1997           1996              1997
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                  2,622          4,772              15,708
  Registration Fees                      0             50               3,240
  Administrative Expenses                0            166               1,702
                              ____________   ____________   _________________

    Total Operating Expenses         2,622          4,988              20,650

Net Loss from Operations      $     (2,622)  $     (4,988)  $         (20,650)

Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,453,125

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                  December 22, 1988
                                  Nine Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                 September 30,   December 31,   September 30,

                                      1997          1996            1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (2,622)  $    (4,988)   $     (20,650)
    Increase (Decrease) in
      Accounts Payable                  2,622         4,528            7,150
                                 ____________   ___________    _____________
  Net Cash Provided (Used)
    By Operating Activities                 0          (460)         (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ____________   ______________
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ____________   ______________

Increase (Decrease) in Cash                 0          (460)               0

Cash and Cash Equivalents -
  Beginning of Period                       0           460                0
                                 ____________   ____________   ______________
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  December 22, 1988               0  $    0  $        0  $         0  $     0

Stock issued for cash
  April 14, 1989            113,000       1         149            0      150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987            0    4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974            0    8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345            0    1,350
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1989       4,500,000      45      13,455            0   13,500

W/O deferred
  offering costs                                             (10,661) (10,661)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1990       4,500,000      45      13,455      (10,661)   2,839

Net Loss for year ended
  December 31, 1991                                           (1,309)  (1,309)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1991       4,500,000      45      13,455      (11,970)   1,530

Net Loss for year ended
  December 31, 1992                                              (10)     (10)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992       4,500,000      45      13,455      (11,980)   1,520

Net Loss for year ended
  December 31, 1993                                               (9)      (9)
                       ____________  ______  __________  ____________  ______

Balance at
  December 31, 1993       4,500,000      45      13,455      (11,989)   1,511


Net Loss for year ended
  December 31, 1994                                             (859)    (859)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994       4,500,000      45      13,455      (12,848)     652

Net Loss for year ended
  December 31, 1995                                             (192)    (192)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995       4,500,000      45      13,455      (13,040)     460

Net Loss for year ended
  December 31, 1996                                           (4,988)  (4,988)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1996       4,500,000  $   45  $   13,455  $   (18,028) $(4,528)

Net Loss for nine
  months ended
  September 30, 1997                                          (2,622)  (2,622)
                       ____________  ______  __________  ___________  _______

Balance at
  September 30, 1997      4,500,000  $   45  $   13,455  $   (20,650) $(7,150)



                      GENESIS COMPANIES GROUP, INC.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997
                              (Unaudited)


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

NOTE 3 -  Income Taxes:

          The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes. The Company had net operating loss carryforwards of approximately $20,000 for financial statement and tax purposes, which begin to expire in 2003.

                                SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GENESIS COMPANIES GROUP, INC.
                              (Registrant)

                              Dated:  November 14, 1997



                              By:   s/Wm. Ernest Simmons
                                   Wm. Ernest Simmons
                                   President

                      GENESIS COMPANIES GROUP, INC.

            Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended September 30, 1997

EXHIBITS                                                      Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . .     11