Form 10KSB
period 1997-12-31
GENESIS COMPANIES GROUP INC
filed 1998-03-27
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-KSB

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1997

                 Commission File No. 0-25562

                 GENESIS COMPANIES GROUP, INC.
                 -----------------------------
         (Name of small business issuer in its charter)

            Delaware                              72-1175963
            --------                              ----------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                   Identification
Number

                       830 S. Kline Way
                    Lakewood, Colorado 80226
                        (303) 985-3972
                        --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

 Securities registered under Section 12(b) of the Exchange Act:
                             none

Securities registered under to Section 12(g) of the Exchange Act:
                         Common Stock
                         ------------
                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X    No
                             ----    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.
             -----

Issuer's revenues for its most recent fiscal year: $ -0-

                  (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 27, 1998: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 1998 there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

         This Form 10-KSB consists of Twenty-Four Pages.
          Exhibit Index is Located at Page Twenty Three.

                        TABLE OF CONTENTS

                    FORM 10-KSB ANNUAL REPORT

                   GENESIS COMPANIES GROUP, INC.

                                                            PAGE
                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        16


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        16
Item 10.   Executive Compensation......................        18
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        19
Item 12.   Certain Relationships and Related
               Transactions............................        20

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        21



SIGNATURES.............................................        22

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Genesis Companies Group, Inc. (the "Company" or "Registrant"), was incorporated under the laws of the State of Delaware on December 22, 1988, for the purpose of engaging in any lawful activity. On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein the Company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. This registration statement was subsequently voluntarily abandoned by the Company prior to effectiveness due to adverse market conditions. Other than filing and abandoning of the aforesaid registration statement, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's common stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500 (average price of $0.003 per share) and which shares are presently held by 8 persons. As such, the Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

Employees

     The Company has no full time employees. The Company's officers and directors have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers and directors anticipate that the business plan of the Company can be implemented by their devoting an aggregate of approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which offices are provided by Wm. Ernest Simmons, an officer, director and shareholder of the Company, on a rent free basis pursuant to an oral agreement. Mr. Simmons has advised the Company that he is agreeable to maintain this situation until the Company successfully consummates an acquisition or merger. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b)  Holders.  There are eight (8) holders of the Company's
Common Stock.

     As of the date of this report all 4,500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c)  Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1998, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

     The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Management - Resumes."

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

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)


                             FINANCIAL STATEMENTS

                               December 31, 1997

                         Michael B. Johnson & Co, P.C.

                         (A Professional Corporation)
                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s



Board of Directors
Genesis Companies Group, Inc.


We have examined the accompanying balance sheet of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 1997 and December 31, 1996, and the related statements of operations, cash flows, and changes in stockholders' equity for the period December 22, 1988 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the period December 22, 1988 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


s/Michael B. Johnson & Co., P.C.

Denver, Colorado
March 20, 1998

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31,



                                                          1997         1996
                                                       ---------    ---------
ASSETS:

Current Assets:
Cash                                                   $       -    $       -
                                                       ---------    ---------

TOTAL ASSETS                                           $       -    $       -
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
Accounts Payable                                       $   5,090    $   4,522
Shareholder Loans                                         11,708            6
                                                       ---------    ---------

TOTAL LIABILITIES                                         16,798        4,528
                                                       ---------    ---------
Stockholders' Equity:
Common stock, $.00001 par value, 100,000,000
 shares authorized, 4,500,000 shares issued and
 outstanding                                                  45           45
Preferred stock, $.00001 par value, 10,000,000
 shares authorized                                             -            -
Additional paid-in capital                                13,455       13,455
Deficit accumulated during the
 development stage                                       (30,298)     (18,028)
                                                       ---------    ---------

Total Stockholders' Equity                               (16,798)      (4,528)
                                                       ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $       -    $       -
                                                       =========    =========













  The accompanying notes are an integral part of these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS





                                For the        For the     December 22, 1988
                              Year Ended     Year Ended     (Inception) thru
                              December 31,   December 31,     December 31,
                                  1997          1996              1997
                              -----------    -----------      -----------
INCOME                        $         -    $         -      $         -


OPERATING EXPENSES:
Professional Fees                   6,290          4,772           19,376
Registration Fees                     250             50            3,490
Administrative Expenses             5,730            166            7,432
                              -----------    -----------      -----------
Total Operating Expenses           12,270          4,988           30,298
                              -----------    -----------      -----------

Net Loss from Operations      $   (12,270)   $    (4,988)     $   (30,298)
                              ===========    ===========      ===========
Weighted average number of
  shares outstanding            4,500,000      4,500,000        4,500,000

Net Loss Per Share            $       (*)    $       (*)      $       (*)


* Less than $0.01 per share
























  The accompanying notes are an integral part of these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                INDIRECT METHOD


                                 For the         For the     December 22, 1988
                               Year Ended      Year Ended     (Inception) thru
                               December 31,    December 31,      December 31,
                                   1997            1996              1997
                               -----------     -----------       -----------
Cash Flows From Operating
    Activities:
Net Profit (Loss)              $   (12,270)    $    (4,988)     $    (30,298)
Increase (Decrease) in
  Accounts Payables                    568           4,522             5,090
  Shareholder Note Payable          11,702               6            11,708
                               -----------     -----------      ------------
                                    12,270           4,528            16,798
Net Cash Provided (Used)
    by Operating Activities              -            (460)          (13,500)
                               -----------     -----------      ------------

Cash Flow From Financing
    Activities:
Issuance of Common Stock                 -               -            13,500
                               -----------     -----------      ------------

Net Cash Provided (Used) in
    Financing Activities                 -               -            13,500
                               -----------     -----------      ------------

Increase (Decrease) in Cash              -            (460)                -

Cash and Cash Equivalents -
    Beginning of Period                  -             460                 -
                               -----------     -----------      ------------

Cash and Cash Equivalents -
    End of Period              $         -     $         -      $          -
                               ===========     ===========      ============
















  The accompanying notes are an integral part of these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                           Deficit
                                                         Accumulated
                                             Additional   During the
                                     Common    Paid-In   Development
                            Shares    Stock    Capital      Stage      Totals
                          ---------  ------   --------   -----------  ---------
Balance at
  December 22, 1988               -  $    -   $      -   $         -  $       -
Stock issued for cash
  April 14, 1989            113,000       1        149             -        150
Stock issued for cash
  May 12, 1989            1,315,000      13      3,987             -      4,000
Stock issued for cash
  November 10, 1989       2,622,000      26      7,974             -      8,000
Stock issued for cash
 December 5, 1989           450,000       5      1,345             -      1,350
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1989       4,500,000      45     13,455             -     13,500
W/O deferred
  offering costs                  -       -          -       (10,661)   (10,661)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1990       4,500,000      45     13,455       (10,661)     2,839
Net loss for year ended
  December 31, 1991               -       -          -        (1,309)    (1,309)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1991       4,500,000      45     13,455       (11,970)     1,530
Net loss for year ended
  December 31, 1992               -       -          -           (10)       (10)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1992       4,500,000      45     13,455       (11,980)     1,520
Net loss for year ended
  December 31, 1993               -       -          -            (9)        (9)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1993       4,500,000      45     13,455       (11,989)     1,511
Net loss for year ended
  December 31, 1994               -       -          -          (859)      (859)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1994       4,500,000      45     13,455       (12,848)       652
Net loss for year ended
  December 31, 1995               -       -          -          (192)      (192)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1995       4,500,000      45     13,455       (13,040)       460
Net loss for year ended
  December 31, 1996               -       -          -        (4,988)    (4,988)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1996       4,500,000      45     13,455       (18,028)    (4,528)
Net loss for year ended
   December 31, 1997              -       -          -       (12,270)   (12,270)
                          ---------  ------   --------   -----------  ---------
Balance at
   December 31, 1997      4,500,000  $   45   $ 13,455   $   (30,298) $ (16,798)
                          =========  ======   ========   ===========  =========

  The accompanying notes are an integral part of these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1997


Note 1 - Organization:
         ------------
     Organization - The Company was organized as a Delaware Corporation on December 22, 1988.

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

     Cash Equivalents:
     -----------------
     For purposes of the statement of cash flows, the Foundation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Estimates:
     ----------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2 - Summary of Significant Accounting Policies:
         -------------------------------------------

     Revenue is recognized when earned and expenses are recognized when they occur.

     Loss Per Share - Net loss per common share is based upon the weighted average common share outstanding during each period.

Note 3 - Income Taxes:
         -------------

     The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes. The Company had net operating loss carryforwards of approximately $18,000 for financial statement and tax purposes, which begin to expire in 2003.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                         Age          Position

Wm. Ernest Simmons          59          President and Director

Harry G. Titcombe, Jr.      67          Secretary-Treasurer and
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

     (b)  Resumes:

     Wm. Ernest Simmons currently is, and has been since inception of the Company in 1988, the President and a Director of the Company. He is also the President, a director and a controlling shareholder of Yaak River Resources, Inc., a public reporting company engaged in the mining business. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. Mr. Simmons is also president and a director to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum,

Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines.
From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989 Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company.

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

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 1997, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1996 and 1997 of the chief executive officer of the Company.

                            SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                Under-            All
Name                             Annual   Restricted   lying           Other
and                               Compen-     Stock   Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts  sation
Position    Year  ($)(1)   ($)    ($)        ($)        (#)       ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______  ______
Wm. Ernest  1996  $    0  $   0  $    0    $      0         0  $     0  $    0
Simmons,
President &
Director    1997  $    0  $   0  $    0    $      0         0  $     0  $    0
_________________________

(1) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1998, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1996 or 1997.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1997.

Incentive Stock Option Plan

     The Company has adopted an incentive stock option plan for key employees, including officers and directors (the "Plan"). The Company has reserved a maximum of 2,500,000 Common Shares to be issued upon the exercise of options granted under the Plan. The Plan is intended to qualify as an "incentive stock option plan" under Section 422A of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the Plan at exercise prices at least equal to the fair market value per share of the Common Stock on the respective dates of grant and will be subject to the limitations provided by the Code. However, options may be granted to officers and/or directors or others who own more than 10% of the outstanding Common Stock only at an option price which, on the date granted, is at least 110% of the fair market value of the Common Stock. With respect to options granted pursuant to Section 422A, employees will not recognize taxable income upon either the grant or exercise of such options. The Company will not be entitled to any compensating deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The Plan is administered by the Board of Directors. No options have been granted under the Plan as of the date of this report and no options will be granted until such time as the Company has successfully consummated a business combination.

     No other retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class

Common          Wm. Ernest Simmons(1)     1,206,000       26.8%
                830 S. Kline Way
                Lakewood, CO 80226

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class

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

                Directors as a Group
                (2 persons)
---------------------
(1)  Officer and/or director of the Company.

     The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Wm. Ernest Simmons, the President and a director of the Company, has loaned the Company an aggregate of $9,704 to cover general and administrative costs incurred by the Company. This loan is expected to be repaid on an interest free basis when the Company successfully consummates a merger or acquisition, if such funds are available.

     There were no other related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.
                                                               20

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     3.1* Certificate and Articles of Incorporation and Amendments thereto.

     3.2*  Bylaws

     4.1*  Copies of All Lock-up Agreements by the Company's
Shareholders

     EX-27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 15, 1995, and are incorporated by reference herein.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1997.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                              GENESIS COMPANIES GROUP, INC.
                              (Registrant)


                              By:/s/ Wm. Ernest Simmons
                                 --------------------------------
                                 Wm. Ernest Simmons, President


                              By:/s/ Harry G. Titcombe
                                 --------------------------------
                                 Harry G. Titcombe, Jr.,
                                 Secretary-Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.



/s/ Wm. Ernest Simmons
------------------------------
Wm. Ernest Simmons,
President and Director


/s/ Harry G. Titcombe
------------------------------
Harry G. Titcombe, Jr.,
Secretary-Treasurer and Director

                  GENESIS COMPANIES GROUP, INC.

          Exhibit Index to Annual Report on Form 10-KSB
           For the Fiscal Year Ended December 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       24