Form 10QSB
period 1998-03-31
GENESIS COMPANIES GROUP INC
filed 1998-05-14
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                             Form 10-QSB

                        Quarterly Report Under
                  the Securities Exchange Act of 1934

                   For Quarter Ended:  March 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 4,500,000 shares.

                                  PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

                PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - None

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               March 31,      December 31
                                                 1998             1997
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $   6,574       $     5,090
      Shareholder Loans                          11,708            11,708
                                              _________       ___________
  Total Current Liabilities                      18,282            16,798

    Long-Term Liabilities                             0                 0
                                              _________       ___________
  Total Long-Term Liabilities                         0                 0
                                              _________       ___________
  Total Liabilities                           $  18,282       $    16,798

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  March 31, 1998, and December 31,
  1997, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (31,782)          (30,298)
                                              _________       ___________
Total Shareholders' Equity                    $ (18,282)      $   (16,798)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                For the                    December 22, 1988
                              Three Months      For the         (Inception)
                                  Ended       Year Ended           Thru
                                March 31,    December 31,        March 31,
                                  1998           1997              1998
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                  1,484          6,290              20,860
  Registration Fees                      0            250               3,490
  Administrative Expenses                0          5,730               7,432
                              ____________   ____________   _________________

    Total Operating Expenses         1,484         12,270              31,782

Net Loss from Operations      $     (1,484)  $    (12,270)  $         (31,782)

Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the                  December 22, 1988
                                 Three Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,     December 31,     March 31,
                                     1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (1,484)  $   (12,270)   $     (31,782)
    Increase (Decrease) in
      Accounts Payable                  1,484           568            6,574
    Shareholder Note Payable                0        11,702           11,708
                                 ____________   ___________    _____________
  Net Cash Provided (Used)
    By Operating Activities                 0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ___________    _____________
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ___________    _____________

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ____________   ___________    _____________
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage     Total
                       ____________  ______  __________   _________  ________
Balance at
  December 22, 1988               0  $    0  $        0   $       0  $      0

Stock issued for cash
  April 14, 1989            113,000       1         149           0       150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987           0     4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974           0     8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345           0     1,350
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1989       4,500,000      45      13,455           0    13,500

W/O deferred
  offering costs                                            (10,661)  (10,661)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1990       4,500,000      45      13,455     (10,661)    2,839

Net Loss for year ended
  December 31, 1991                                          (1,309)   (1,309)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1991       4,500,000      45      13,455     (11,970)    1,530

Net Loss for year ended
  December 31, 1992                                             (10)      (10)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1992       4,500,000      45      13,455     (11,980)    1,520

Net Loss for year ended
  December 31, 1993                                              (9)       (9)
                       ____________  ______  __________   _________  ________

Balance at
  December 31, 1993       4,500,000      45      13,455     (11,989)    1,511



                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage     Total
                       ____________  ______  __________   _________  ________
Net Loss for year ended
  December 31, 1994                                            (859)     (859)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1994       4,500,000      45      13,455     (12,848)      652

Net Loss for year ended
  December 31, 1995                                            (192)     (192)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1995       4,500,000      45      13,455     (13,040)      460

Net Loss for year ended
  December 31, 1996                                          (4,988)   (4,988)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1996       4,500,000  $   45  $   13,455   $ (18,028) $ (4,528)

Net Loss for year ended
  December 31, 1997                                         (12,270)  (12,270)
                       ------------  ------  ----------   ---------  --------
Balance at
  December 31, 1997       4,500,000  $   45  $   13,455   $ (30,298) $(16,798)

Net Loss for three
  months ended
  March 31, 1998                                             (1,484)   (1,484)
                       ____________  ______  __________   _________  ________
Balance at
  March 31, 1998          4,500,000  $   45  $   13,455   $ (31,782) $(18,282)
                       ============  ======  ==========   =========  ========


                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)


NOTE 1 -  Organization
------    ------------

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

NOTE 2 -  Summary of Significant Accounting Policies:
------    -------------------------------------------

          Revenue is recognized when earned and expenses are recognized when they occur.

          Loss Per Share - Net loss per common share is based upon the weighted average common share outstanding during each period.

NOTE 3 -  Income Taxes:
------    -------------

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

                              GENESIS COMPANIES GROUP, INC.
                              (Registrant)

                              Dated:  May 14, 1998



                              By:  s/Wm. Ernest Simmons
                                 -------------------------------------
                                   Wm. Ernest Simmons
                                   President

                      GENESIS COMPANIES GROUP, INC.

             Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended March 31, 1998

EXHIBITS                                                           Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . 12