Form 10QSB
period 1998-09-30
GENESIS COMPANIES GROUP INC
filed 1998-11-20
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                    Quarterly Report Under
              the Securities Exchange Act of 1934

             For Quarter Ended:  September 30, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 4,500,000 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ended September 30, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None

GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                            September 30,     December 31
                                                 1998             1997
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $   8,807       $     5,090
      Shareholder Loans                          11,708            11,708
                                              _________       ___________
  Total Current Liabilities                      20,515            16,798

    Long-Term Liabilities                             0                 0
                                              _________       ___________
  Total Long-Term Liabilities                         0                 0
                                              _________       ___________
  Total Liabilities                           $  20,515       $    16,798

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  September 30, 1998, and December 31,
  1997, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (34,015)          (30,298)
                                              _________       ___________
Total Shareholders' Equity                    $ (20,515)      $   (16,798)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========


GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the        For the     December 22, 1988
                               Nine Months    Nine Months      (Inception)
                                  Ended          Ended            Thru
                              September 30,  September 30,     September 30,
                                  1998           1997              1998
                              ____________   ____________   _________________
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                  3,578          2,622              22,954
  Registration Fees                      0              0               3,490
  License Fees                         139              0                 139
  Administrative Expenses                0              0               7,432
                              ____________   ____________   _________________

    Total Operating Expenses         3,717          2,622              34,015

Net Loss from Operations      $     (3,717)  $     (2,622)  $         (35,015)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the   December 22, 1988
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                 September 30,  September 30,   September 30,
                                      1998          1997            1998
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (3,717)  $    (2,622)   $     (34,015)
    Increase (Decrease) in
      Accounts Payable                  3,717         2,622            8,807
    Shareholder Note Payable                0             0           11,708
                                 ____________   ___________    _____________
  Net Cash Provided (Used)
    By Operating Activities                 0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ____________   ___________    _____________
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ____________   ___________    _____________

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ____________   ___________    _____________
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============


GENESIS COMPANIES GROUP, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage     Total
                       ____________  ______  __________   _________  ________
Balance at
  December 22, 1988               0  $    0  $        0   $       0  $      0

Stock issued for cash
  April 14, 1989            113,000       1         149           0       150

Stock issued for cash
  May 12, 1989            1,315,000      13       3,987           0     4,000

Stock issued for cash
  November 10, 1989       2,622,000      26       7,974           0     8,000

Stock issued for cash
  December 5, 1989          450,000       5       1,345           0     1,350
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1989       4,500,000      45      13,455           0    13,500

W/O deferred
  offering costs                                            (10,661)  (10,661)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1990       4,500,000      45      13,455     (10,661)    2,839

Net Loss for year ended
  December 31, 1991                                          (1,309)   (1,309)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1991       4,500,000      45      13,455     (11,970)    1,530

Net Loss for year ended
  December 31, 1992                                             (10)      (10)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1992       4,500,000      45      13,455     (11,980)    1,520

Net Loss for year ended
  December 31, 1993                                              (9)       (9)
                       ____________  ______  __________   _________  ________

Balance at
  December 31, 1993       4,500,000      45      13,455     (11,989)    1,511




                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage     Total
                       ____________  ______  __________   _________  ________
Net Loss for year ended
  December 31, 1994                                            (859)     (859)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1994       4,500,000      45      13,455     (12,848)      652

Net Loss for year ended
  December 31, 1995                                            (192)     (192)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1995       4,500,000      45      13,455     (13,040)      460

Net Loss for year ended
  December 31, 1996                                          (4,988)   (4,988)
                       ____________  ______  __________   _________  ________
Balance at
  December 31, 1996       4,500,000  $   45  $   13,455   $ (18,028) $ (4,528)

Net Loss for year ended
  December 31, 1997                                         (12,270)  (12,270)
                       ------------  ------  ----------   ---------  --------
Balance at
  December 31, 1997       4,500,000  $   45  $   13,455   $ (30,298) $(16,798)

Net Loss for nine
  months ended
  September 30, 1998                                         (3,717)   (3,717)
                       ____________  ______  __________   _________  ________
Balance at
  September 30, 1998      4,500,000  $   45  $   13,455   $ (34,015) $(20,515)
                       ============  ======  ==========   =========  ========




                  GENESIS COMPANIES GROUP, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 1998
                          (Unaudited)

NOTE 1 -  Organization
-----     ------------

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

NOTE 2 -  Summary of Significant Accounting Policies:
------    ------------------------------------------

          Revenue is recognized when earned and expenses are recognized when they occur.

          Loss Per Share - Net loss per common share is based upon the weighted average common share outstanding during each period.

NOTE 3 -  Income Taxes:
------    ------------

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

                              GENESIS COMPANIES GROUP, INC.
                              (Registrant)

                              Dated:  November 19, 1998



                              By:  s/Wm. Ernest Simmons
                                 --------------------------------
                                   Wm. Ernest Simmons
                                   President

                   GENESIS COMPANIES GROUP, INC.

           Exhibit Index to Quarterly Report on Form 10-QSB
              For the Quarter Ended September 30, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .  13