Form 10KSB
period 1998-12-31
GENESIS COMPANIES GROUP INC
filed 1999-04-27
CIK 862320

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

                   For the fiscal year ended December 31, 1998

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
                                    Yes X  No
                                       ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 26, 1998: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 26, 1998 there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty-Five Pages.
                  Exhibit Index is Located at Page Twenty Four.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                             PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        17


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        17
Item 10.   Executive Compensation......................        19
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        20
Item 12.   Certain Relationships and Related
               Transactions............................        21

PART IV
Item 13.   Exhibits and Reports of Form 8-K............        22



SIGNATURES.............................................        23

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

         The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Management Resumes."

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

                               December 31, 1998

                         Michael B. Johnson & Co, P.C.

                         (A Professional Corporation)
                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s



Board of Directors
Genesis Companies Group, Inc.


We have examined the accompanying balance sheet of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 1998 and December 31, 1997, and the related statements of operations, cash flows, and changes in stockholders' equity for the period December 22, 1988 (inception), through December 31, 1998, and the fiscal years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As shown in the financial statements, the company incurred a net loss of $6,059 for 1998 and had incurred substantial losses in the prior years. At December 31, 1998, current liabilities exceed current assets by $22,857. These factors indicate that the company has substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the period December 22, 1988 (inception), through December 31, 1998, and the fiscal years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


s/Michael B. Johnson & Co., P.C.

Denver, Colorado
April 14, 1999



                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET




                                                      December 31, December 31,
                                                          1998         1997
                                                       ---------    ---------
ASSETS:

Current Assets:
Cash                                                   $       -    $       -
                                                       ---------    ---------
Total Current Assets                                           -            -
                                                       ---------    ---------
TOTAL ASSETS                                           $       -    $       -
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts Payable                                       $   9,300    $   5,090
Short term Borrowing from Shareholders                    13,557       11,708
                                                       ---------    ---------
Total Current Liabilities                                 22,857       16,798
                                                       ---------    ---------

Stockholders' Equity:
Common stock, $.00001 par value, 100,000,000
 shares authorized, 4,500,000 shares issued and
 outstanding                                                  45           45
Preferred stock, $.00001 par value, 10,000,000
 shares authorized                                             -            -
Additional paid-in capital                                13,455       13,455
Deficit accumulated during the
 development stage                                       (36,357)     (30,298)
                                                       ---------    ---------
Total Stockholders' Equity                               (22,857)     (16,798)
                                                       ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $       -    $       -
                                                       =========    =========















  The accompanying notes are an integral part of these financial statements.





                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS






                                For the        For the     December 22, 1988
                              Year Ended     Year Ended     (Inception) thru
                              December 31,   December 31,     December 31,
                                  1998          1997              1998
                              -----------    -----------      -----------
INCOME                        $         -    $         -      $         -


OPERATING EXPENSES:
Professional Fees                   5,970          6,290           25,346
Registration Fees                       0            250            3,490
Administrative Expenses                89          5,730            7,521
                              -----------    -----------      -----------
Total Operating Expenses            6,059         12,270           36,357
                              -----------    -----------      -----------
Net Loss from Operations      $    (6,059)   $   (12,270)     $   (36,357)
                              ===========    ===========      ===========
Weighted average number of
  shares outstanding            4,500,000      4,500,000        4,500,000

Net Loss Per Share            $     0.001    $     0.003      $     0.008
                              ===========    ===========      ===========

* Less than $0.01 per share

























  The accompanying notes are an integral part of these financial statements.




                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                INDIRECT METHOD



                                 For the         For the     December 22, 1988
                               Year Ended      Year Ended     (Inception) thru
                               December 31,    December 31,      December 31,
                                   1998            1997              1998
                               -----------     -----------       -----------
Cash Flows From Operating
  Activities:
Net Loss Accumulated During
  the Development Stage        $    (6,059)    $   (12,270)     $    (36,357)

Increase (Decrease) in
  Accounts Payables                  4,204             568             9,300
Increase (Decrease) in
  Shareholder Note Payable           1,855          11,702            13,557
                               -----------     -----------      ------------
                                     6,059          12,270            22,857
                               -----------     -----------      ------------
Net Cash Provided by (Used In)
    Operating Activities                 -               -           (13,500)
                               -----------     -----------      ------------

Cash Flow From Financing
  Activities:
Issuance of Common Stock                 -               -            13,500
                               -----------     -----------      ------------
Net Cash Flows Provided by
  Financing Activities                   -               -            13,500
                               -----------     -----------      ------------

Increase (Decrease) in Cash              -               -                 -

Cash and Cash Equivalents,
    beginning of period                  -               -                 -
                               -----------     -----------      ------------

Cash and Cash Equivalents,
    end of period              $         -     $         -      $          -
                               ===========     ===========      ============















  The accompanying notes are an integral part of these financial statements.




                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                           Deficit
                                                         Accumulated
                                             Additional   During the
                                     Common    Paid-In   Development
                            Shares    Stock    Capital      Stage      Totals
                          ---------  ------   --------   -----------  ---------

Balance at
  December 22, 1988               -  $    -   $      -   $         -  $       -

Issuance of common stock:
  April 14, 1989
   (for cash)               113,000       1        149             -        150
  May 12, 1989            1,315,000      13      3,987             -      4,000
  November 10, 1989       2,622,000      26      7,974             -      8,000
  December 5, 1989          450,000       5      1,345             -      1,350
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1989       4,500,000      45     13,455             -     13,500
W/O deferred
  offering costs                  -       -          -       (10,661)   (10,661)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1990       4,500,000      45     13,455       (10,661)     2,839
Net loss for year ended
  December 31, 1991               -       -          -        (1,309)    (1,309)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1991       4,500,000      45     13,455       (11,970)     1,530
Net loss for year ended
  December 31, 1992               -       -          -           (10)       (10)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1992       4,500,000      45     13,455       (11,980)     1,520
Net loss for year ended
  December 31, 1993               -       -          -            (9)        (9)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1993       4,500,000      45     13,455       (11,989)     1,511
Net loss for year ended
  December 31, 1994               -       -          -          (859)      (859)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1994       4,500,000      45     13,455       (12,848)       652
Net loss for year ended
  December 31, 1995               -       -          -          (192)      (192)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1995       4,500,000      45     13,455       (13,040)       460
Net loss for year ended
  December 31, 1996               -       -          -        (4,988)    (4,988)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1996       4,500,000      45     13,455       (18,028)    (4,528)
Net loss for year ended
   December 31, 1997              -       -          -       (12,270)   (12,270)
                          ---------  ------   --------   -----------  ---------
Balance at
  December 31, 1997       4,500,000      45     13,455       (30,298)   (16,798)
Net loss for year ended
   December 31, 1998              -       -          -        (6,059)    (6,059)
                          ---------  ------   --------   -----------  ---------
Balance at
   December 31, 1998      4,500,000  $   45   $ 13,455   $   (36,357) $ (22,857)
                          =========  ======   ========   ===========  =========
  The accompanying notes are an integral part of these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         --------------------------------------------
         Organization

         Genesis Companies Group, Inc. (the Company) was organized as a Delaware corporation on December 22, 1988.

         Basis of Presentation

         The Company is in the development stage and is primarily engaged in raising capital. On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein the company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. The company prior to effectiveness subsequently voluntarily abandoned this registration statement. Other than filing of the aforesaid registration statements, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's Common Stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition. Also, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

         Basis of Accounting:

         The accompanying financials statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         The Company's fiscal year end is December 31.

         Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Income Taxes:

         The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes. The Company had net operating loss carryforwards of approximately $18,000 for financial statement and tax purposes, which begin to expire in 2003.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


NOTE 2 - RELATED PARTY TRANSACTIONS:
         --------------------------

         Short term borrowing from shareholders

         The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers which were still outstanding at December 31, 1998. Notes payable to officers are unsecured and bear interest at 8%.


NOTE 3 - GOING CONCERN:
         --------------

         The company incurred a net loss of $6,059 for 1998 and had incurred substantial losses in the prior years. At December 31, 1998, current liabilities exceed current assets by $22,857. These factors indicate that the company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

         The Directors and Officers of the Company as of the date of this report are as follows:

Name                               Age               Position
----                               ---               --------

Wm. Ernest Simmons                  60               President and Director

Harry G. Titcombe, Jr.              68               Secretary-Treasurer and
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

         (b)  Resumes:

         Wm. Ernest Simmons currently is, and has been since inception of the Company in 1988, the President and a Director of the Company. He is also the President, a director and a controlling shareholder of Yaak River Resources, Inc., a public reporting company engaged in the mining business. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. Mr. Simmons is also a consultant/operations manager to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through

May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989 Mr. Simmons was president and a director of Bluestone Capital,
Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company.

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

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 1998, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

         The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1997 and 1998 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-            All
Name                             Annual   Restricted   lying           Other
and                               Compen-     Stock   Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts  sation
Position    Year  ($)(1)   ($)    ($)        ($)        (#)       ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------
Wm. Ernest  1997  $    0  $   0  $    0    $      0         0  $     0  $    0
Simmons,
President &
Director    1998  $    0  $   0  $    0    $      0         0  $     0  $    0
-------------------------

(1) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1999, except in the event the Company successfully consummates a business combination, of which there is no assurance.

         The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1997 or 1998.

         In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1998.

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

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class
--------------       -----                -----           -----

Common          Wm. Ernest Simmons(1)     1,206,000       26.8%
                830 S. Kline Way
                Lakewood, CO 80226

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class
--------------       -----                -----           -----

Common          Harry G. Titcombe, Jr.(1) 1,206,000       26.8%
                3003 E. 3rd Ave., #201
                Denver, CO 80206

Common          Susan K. Sunsvold         1,000,000       22.2%
                5121 S. Ironton Way
                Englewood, CO 80111

Common          Heather E. Nutting          315,000        7.0%
                9035 W. 5th Place
                Lakewood, CO 80226

Common          John D. Brasher, Jr.        283,500        6.3%
                3773 Cherry Creek No. Dr.
                Suite 615
                Denver, CO 80209

Common          All Officers &            2,412,000       53.6%
                Directors as a Group
                (2 persons)
-------------------
(1)  Officer and/or director of the Company.

         The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Wm. Ernest Simmons, the President and a director of the Company, has loaned the Company an aggregate of $13,557 to cover general and administrative costs incurred by the Company. This loan is expected to be repaid on an interest free basis when the Company successfully consummates a merger or acquisition, if such funds are available.

     Mr. Simmons also provides the Company with its principal office space, which space is provided to the Company on rent free basis.

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

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 1999.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)


                                         By:/s/ Wm. Ernest Simmons
                                           ----------------------------
                                            Wm. Ernest Simmons, President


                                         By:/s/ Harry G. Titcombe
                                           ----------------------------
                                            Harry G. Titcombe, Jr.,
                                            Secretary-Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 1999.



/s/ Wm. Ernest Simmons
------------------------------
Wm. Ernest Simmons,
President and Director


/s/ Harry G. Titcombe
------------------------------
Harry G. Titcombe, Jr.,
Secretary-Treasurer and Director

                  GENESIS COMPANIES GROUP, INC.

          EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . .       25