Form 10QSB
period 1999-06-30
GENESIS COMPANIES GROUP INC
filed 1999-08-13
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

         NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a)      Exhibits

                 EX-27            Financial Data Schedule

        (b)      Reports on Form 8-K

                 None



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               June 30,      December 31
                                                 1999             1998
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $  14,838       $     9,300
      Short Term Borrowings from
        Shareholders                             13,696            13,557
                                              ---------       -----------
  Total Current Liabilities                      28,534            22,857

    Long-Term Liabilities                             0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
  Total Liabilities                           $  28,534       $    22,857

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  June 30, 1999, and December 31,
  1998, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (42,034)          (36,357)
                                              ---------       -----------
Total Shareholders' Equity                    $ (28,534)      $   (22,857)
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========




GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the        For the     December 22, 1988
                                Six Months     Six Months      (Inception)
                                  Ended          Ended            Thru
                                 June 30,       June 30,         June 30,
                                  1999           1998              1999
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                  2,812          3,066              28,158
  Registration Fees                    139              0               3,629
  Administrative Expenses            2,727              0              10,247
                              ------------   ------------   -----------------

    Total Operating Expenses         5,678          3,066              42,034

Net Loss from Operations      $     (5,678)  $     (3,066)  $         (42,034)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.




GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                               For the        For the
                                            Three Months   Three Months
                                                Ended          Ended
                                               June 30,       June 30,
                                                 1999           1998
                                             ------------   ------------
Income                                       $          0   $          0

Operating Expenses
  Professional Fees                                 1,282          1,582
  Registration Fees                                     0              0
  Administrative Expenses                           2,727              0
                                             ------------   ------------

    Total Operating Expenses                        4,009          1,582

Net Loss from Operations                     $     (4,009)  $     (1,582)
                                             ============   ============
Weighted Average Number of
  Shares Outstanding                            4,500,000      4,500,000

Net Loss Per Share                           $         (*)   $        (*)


*Less than $0.01 Per Share.




GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited Cash Flow Statement

                                    For the        For the   December 22, 1988
                                  Six Months      Six Months    (Inception)
                                     Ended          Ended           Thru
                                    June 30,       June 30,       June 30,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (5,678)  $    (3,066)   $     (42,034)
    Increase (Decrease) in
      Accounts Payable                  4,256         3,066           13,555
    Shareholder Note Payable            1,422             0           14,979
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    By Operating Activities                 0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
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

                                        Dated:  August 12, 1999



                                        By:  s/Wm. Ernest Simmons
                                           -----------------------------------
                                           Wm. Ernest Simmons
                                           President

                          GENESIS COMPANIES GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................11