Form 10QSB
period 1999-09-30
GENESIS COMPANIES GROUP INC
filed 1999-11-09
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 4,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

         The Company generated no revenues during the nine month period ended September 30, 1999. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

Liquidity and Capital Resources

         The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                             September 30,    December 31,
                                                 1999             1998
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $  15,692       $     9,300
      Short Term Borrowings from
        Shareholders                             14,979            13,557
                                              ---------       -----------
  Total Current Liabilities                      30,671            22,857

    Long-Term Liabilities                             0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
  Total Liabilities                           $  30,671       $    22,857

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  September 30, 1999, and December 31,
  1998, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per
  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During
    the Development Stage                       (44,171)          (36,357)
                                              ---------       -----------
Total Shareholders' Equity                    $ (30,671)      $   (22,857)
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========




GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the                    December 22, 1988
                               Nine Months      For the        (Inception)
                                  Ended       Year Ended          Thru
                              September 30,  December 31,     September 30,
                                  1999           1998              1999
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Operating Expenses
  Professional Fees                  4,380          5,970              29,726
  Registration Fees                    139              0               3,629
  Administrative Expenses            3,296             89              10,816
                              ------------   ------------   -----------------

    Total Operating Expenses         7,815          6,059              44,171

Net Loss from Operations      $     (7,815)  $     (6,059)  $         (44,171)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.





GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                               For the        For the
                                            Three Months   Three Months
                                                Ended          Ended
                                            September 30,  September 30,
                                                 1999           1998
                                             ------------   ------------
Income                                       $          0   $          0

Operating Expenses
  Professional Fees                                 1,568            412
  Registration Fees                                     0            139
  Administrative Expenses                             569              0
                                             ------------   ------------

    Total Operating Expenses                        2,137            551
                                             ------------   ------------
Net Loss from Operations                     $     (2,137)  $       (551)
                                             ============   ============
Weighted Average Number of
  Shares Outstanding                            4,500,000      4,500,000

Net Loss Per Share                           $         (*)   $        (*)


*Less than $0.01 Per Share.




GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited Cash Flow Statement

                                    For the                  December 22, 1988
                                  Nine Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                 September 30,   December 31,   September 30,
                                      1999          1998            1999
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (7,815)  $    (6,059)   $     (44,171)
    Increase (Decrease) in
      Accounts Payable                  5,110         4,204           14,409
    Shareholder Note Payable            2,705         1,855           16,262
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    By Operating Activities                 0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
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

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated:  November 9, 1999



                                        By:   s/Wm. Ernest Simmons
                                           --------------------------
                                           Wm. Ernest Simmons
                                           President

                          GENESIS COMPANIES GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................12