Form 10KSB
period 1999-12-31
GENESIS COMPANIES GROUP INC
filed 2000-04-10
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-25562

                          GENESIS COMPANIES GROUP, INC.
                         ------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 10, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 10, 2000, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty-Six Pages.
                 Exhibit Index is Located at Page Twenty Three.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                             PAGE
                                                             ----

Facing Page
Index

PART I

Item 1.    Description of Business.....................         4
Item 2.    Description of Property.....................         5
Item 3.    Legal Proceedings...........................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         5

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         6
Item 7     Financial Statements........................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................        18


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......        18
Item 10.   Executive Compensation......................        20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................        21
Item 12.   Certain Relationships and Related
               Transactions............................        22

PART IV

Item 13.   Exhibits and Reports of Form 8-K............        23



SIGNATURES.............................................        24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Genesis  Companies  Group,  Inc.  (the  "Company"  or  "Registrant"),   was
incorporated under the laws of the State of Delaware on December 22, 1988, for the purpose of engaging in any lawful activity. On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein the Company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. This registration statement was subsequently voluntarily abandoned by the Company prior to effectiveness due to adverse market conditions. Other than filing and abandoning of the aforesaid registration statement, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's common stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500 (average price of $0.003 per share) and which shares are presently held by 8 persons. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

     (b) Holders. There are eight (8) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2000, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

     (a) Plan of Operation.
         -----------------

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

     The Company has no full time employees. The Company's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Part III, Item 9 - Directors, Executive Officers, Promotors and Control Persons - Resumes."

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

Year 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, the Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

ITEM 7.  FINANCIAL STATEMENTS

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)


                             FINANCIAL STATEMENTS

                               December 31, 1999

                         Michael B. Johnson & Co, LLC

                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s



Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have examined the accompanying balance sheet of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period December 22, 1988 (inception), through December 31, 1999, and the fiscal years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the period December 22, 1988 (inception) through December 31, 1999 and the fiscal years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do no include any adjustment that might result from the outcome of this uncertainty.

s/Michael B. Johnson & Co., LLC

Denver, Colorado
March 22, 2000



                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31,




                                                          1999         1998
                                                       ---------    ---------
ASSETS:

Current Assets:
  Cash                                                 $       -    $       -
                                                       ---------    ---------
TOTAL ASSETS                                           $       -    $       -
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable                                     $  16,456    $   9,300
  Short term Borrowing from Shareholders                  16,302       13,557
                                                       ---------    ---------
TOTAL LIABILITIES                                         32,758       22,857
                                                       ---------    ---------

Stockholders' Equity (Deficit):
  Common stock, $.00001 par value, 100,000,000
   shares authorized, 4,500,000 shares issued and
   outstanding                                                45           45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                           -            -
  Additional paid-in capital                              13,455       13,455
  Deficit accumulated during the
   development stage                                     (46,258)     (36,357)
                                                       ---------    ---------
Total Stockholders' Deficit                              (32,758)     (22,857)
                                                       ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                               $       -    $       -
                                                       =========    =========

















  The accompanying notes are an integral part of these financial statements.

                                                                              11



                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS






                                For the        For the     December 22, 1988
                              Year Ended     Year Ended     (Inception) thru
                              December 31,   December 31,     December 31,
                                  1999          1998              1999
                              -----------    -----------      -----------
INCOME                        $         -    $         -      $         -


OPERATING EXPENSES:
Professional Fees                   5,904          5,970           31,250
Registration Fees                     178              0            3,668
Administrative Expenses             3,819             89           11,340
                              -----------    -----------      -----------
Total Operating Expenses            9,901          6,059           46,258
                              -----------    -----------      -----------
Net Loss from Operations      $    (9,901)   $    (6,059)     $   (46,258)
                              ===========    ===========      ===========
Weighted average number of
  shares outstanding            4,500,000      4,500,000        4,500,000

Net Loss Per Share            $       (*)    $       (*)      $       (*)
                              ===========    ===========      ===========

* Less than $0.01 per share

























  The accompanying notes are an integral part of these financial statements.

                                                                              12


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                Indirect Method

                                 For the         For the     December 22, 1988
                               Year Ended      Year Ended     (Inception) thru
                               December 31,    December 31,      December 31,
                                   1999            1998              1999
                               -----------     -----------       -----------
Cash Flows From Operating
  Activities:

 Adjustments to reconcile net
  loss to net cash used in
  operating activities:

 Net Loss                      $    (9,901)    $    (6,059)      $   (46,258)
 Changes in assets and
  liabilities:
    Increase in Accounts

     Payables                        7,156           4,204            16,456
    Increase in Short-term
     Borrowings-Shareholder          2,745           1,855            16,302
                               -----------     -----------      ------------
                                     9,901           6,059            32,758
                               -----------     -----------      ------------
Net Cash Used In

    Operating Activities                 -               -           (13,500)
                               -----------     -----------      ------------

Cash Flow From Financing
  Activities:

 Issuance of Common Stock                -               -            13,500
                               -----------     -----------      ------------
Net Cash Provided By

  Financing Activities                   -               -            13,500
                               -----------     -----------      ------------

Increase (Decrease) in Cash              -               -                 -

Cash and Cash Equivalents,
    Beginning of period                  -               -                 -
                               -----------     -----------      ------------

Cash and Cash Equivalents,
    End of period              $         -     $         -      $          -
                               ===========     ===========      ============


Supplemental Cash Flow
 Information:

  Interest paid                $         -     $         -      $          -
                               ===========     ===========      ============
  Taxes paid                   $         -     $         -      $          -
                               ===========     ===========      ============




  The accompanying notes are an integral part of these financial statements.

                                                                              13



                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Deficit
                                                        Accumulated
                                             Additional   During the
                             Common Stock     Paid-In   Development
                            Shares   Amount    Capital      Stage      Totals
                          ---------  ------   --------   -----------  ---------
Balance -
  December 22, 1988               -  $    -   $      -   $         -  $       -
Stock issued for cash -
  April 14, 1989            113,000       1        149             -        150
Stock issued for cash -
  May 12, 1989            1,315,000      13      3,987             -      4,000
Stock issued for cash -
  November 10, 1989       2,622,000      26      7,974             -      8,000
Stock issued for cash -
  December 5, 1989          450,000       5      1,345             -      1,350
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1989       4,500,000      45     13,455             -     13,500
W/O deferred
  offering costs                  -       -          -       (10,661)   (10,661)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1990       4,500,000      45     13,455       (10,661)     2,839
Net loss for year                 -       -          -        (1,309)    (1,309)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1991       4,500,000      45     13,455       (11,970)     1,530
Net loss for year                 -       -          -           (10)       (10)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1992       4,500,000      45     13,455       (11,980)     1,520
Net loss for year                 -       -          -            (9)        (9)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1993       4,500,000      45     13,455       (11,989)     1,511
Net loss for year                 -       -          -          (859)      (859)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1994       4,500,000      45     13,455       (12,848)       652
Net loss for year                 -       -          -          (192)      (192)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1995       4,500,000      45     13,455       (13,040)       460
Net loss for year                 -       -          -        (4,988)    (4,988)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1996       4,500,000      45     13,455       (18,028)    (4,528)
Net loss for year                 -       -          -       (12,270)   (12,270)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1997       4,500,000      45     13,455       (30,298)   (16,798)
Net loss for year                 -       -          -        (6,059)    (6,059)
                          ---------  ------   --------   -----------  ---------
Balance -
   December 31, 1998      4,500,000  $   45   $ 13,455   $   (36,357) $ (22,857)
Net loss for year                 -       -          -        (9,901)    (9,901)
                          ---------  ------   --------   -----------  ---------
Balance -
   December 31, 1999      4,500,000  $   45   $ 13,455   $   (46,258) $ (32,758)
                          =========  ======   ========   ===========  =========
  The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1999


NOTE 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------
     Organization

     Genesis Companies Group, Inc. (the Company) was organized as a Delaware corporation on December 22, 1988, and is primarily engaged in raising capital.

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

     Basis of Presentation

     Development Stage Company

     The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1999

NOTE 1 - Organization and Summary of Significant Accounting Policies:(Continued)
         -----------------------------------------------------------------------

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Income Taxes:

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     The Company has deferred income tax assets which have been fully reserved as follows:

     Deferred tax assets

       Net operating loss carryforwards              $46,258
       Valuation allowance for deferred tax assets   (46,258)
                                                     -------
     Net deferred tax assets                         $     -
                                                     =======

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $46,258 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

     2003-$10,661, 2004-$1,309, 2005-$10, 2006-$9, 2007-$859, 2008-$859,
     2009-$192, 2010-$4,988, 2011-$12,270, 2012-$6,059, 2013-$9,901

NOTE 2 - Related Party Transactions:
         --------------------------

     Short term borrowing from shareholders

     The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers which were still outstanding at December 31, 19998. Notes payable to officers are unsecured and bear interest at 8%.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1999



NOTE 3 - Going Concern:
         --------------

     The Company is a development stage company, and as such is dependent upon its ability to raise capital through private and public funding. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations.
     Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                               Age               Position
----                               ---               --------

Wm. Ernest Simmons                  61               President and Director

Harry G. Titcombe, Jr.              69               Secretary-Treasurer and
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

     (b) Resumes:

     Wm. Ernest Simmons currently is, and has been since inception of the Company in 1988, the President and a Director of the Company. From December 1991 through December 1999, he was also the President and director of Yaak River Resources, Inc., a publicly traded company engaged in the mining business. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. From December 1997 until March 1999, Mr. Simmons was a consultant/operations manager to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-

General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989, Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado, in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company.

     Harry G. Titcombe, Jr. has been Treasurer and a director of the Company since November, 1989. In January 1995, Mr. Titcombe was also appointed as Secretary of the Company. Since 1984, Mr. Titcombe has engaged in the practice of law as a sole practitioner in Denver, Colorado. Prior to that, Mr. Titcombe was a partner and associate at the Denver law firm of Burnett, Horan & Hilgers and was a Deputy District Attorney in the offices of the Denver County District Attorney. Additionally, from September 1995 through December 1999, he was also an officer and director of Yaak River Resources, Inc., a publicly traded company engaged in the mining business. Mr. Titcombe received a degree of L.L.B. in 1960 from the University of Denver College of Law. Mr. Titcombe devotes only such time as necessary to the business of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 1999, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 1999 and 1998 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-            All
Name                             Annual   Restricted   lying           Other
and                               Compen-     Stock   Options/  LTIP  Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Wm. Ernest  1999  $    0  $   0  $    0    $      0   $     0  $     0  $    0
Simmons,
President &
Director    1998  $    0  $   0  $    0    $      0   $     0  $     0  $    0
-------------------------

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2000, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 1999 or 1998.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 1999.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Wm. Ernest Simmons, the President and a director of the Company, has loaned the Company an aggregate of $16,302 to cover general and administrative costs incurred by the Company. This loan is expected to be repaid when the Company successfully consummates a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

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

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2000.

                                       GENESIS COMPANIES GROUP, INC.
                                       (Registrant)


                                       By:s/ Wm. Ernest Simmons
                                          ------------------------
                                          Wm. Ernest Simmons, President

                                       By:s/ Harry G. Titcombe, Jr.
                                          -------------------------
                                          Harry G. Titcombe, Jr.,
                                          Secretary-Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2000.

s/ Wm. Ernest Simmons
---------------------
Wm. Ernest Simmons,
President and Director


s/ Harry G. Titcombe, Jr.
-------------------------
Harry G. Titcombe, Jr.,
Secretary-Treasurer and Director

                          GENESIS COMPANIES GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . .      26