Form 10QSB
period 2000-03-31
GENESIS COMPANIES GROUP INC
filed 2000-05-03
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 4,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               March 31,      December 31,
                                                 2000             1999
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $  18,768       $    16,456
      Short Term Borrowings from
        Shareholders                             16,352            16,302
                                              ---------       -----------
  Total Current Liabilities                      35,120            32,758

    Long-Term Liabilities                             0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
  Total Liabilities                           $  35,120       $    32,758

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  March 31, 2000, and December 31,
  1999, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per

  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During

    the Development Stage                       (48,620)          (46,258)
                                              ---------       -----------
Total Shareholders' Equity                    $ (35,120)      $   (32,758)
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========



                                        5



GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the        For the     December 22, 1988
                              Three Months       Year          (Inception)
                                  Ended          Ended            Thru
                                March 31,     December 31,      March 31,
                                  2000           1999              2000
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Operating Expenses

  Professional Fees                  2,312          5,904              33,562
  Registration Fees                     50            178               3,718
  Administrative Expenses                0          3,819              11,340
                              ------------   ------------   -----------------

    Total Operating Expenses         2,362          9,901              48,620
                              ------------   ------------   -----------------
Net Loss from Operations      $     (2,362)  $     (9,901)  $         (48,620)
                              ============   ============   =================
Weighted Average Number of

  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)


*Less than $0.01 Per Share.





GENESIS COMPANIES GROUP, INC.
(A Development Stage Company)
Unaudited Cash Flow Statement

                                    For the                  December 22, 1988
                                 Three Months      For the      (Inception)
                                     Ended       Year Ended         Thru
                                   March 31,     December 31,      March 31,
                                      2000          1999            2000
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Net Profit (Loss)            $     (2,362)  $    (9,901)   $     (48,620)
    Increase (Decrease) in
      Accounts Payable                  2,312         5,874           17,486
    Shareholder Note Payable               50         4,027           17,634
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    By Operating Activities                 0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided (Used)
    in Financing Activities                 0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
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

                                        Dated:  May 3, 2000



                                        By:   s/Wm. Ernest Simmons
                                           --------------------------
                                           Wm. Ernest Simmons
                                           President

                          GENESIS COMPANIES GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................11