Form 10QSB
period 2000-06-30
GENESIS COMPANIES GROUP INC
filed 2000-07-26
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2000, was 4,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended June 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                             (Unaudited)       (Audited)
                                               June 30,       December 31,
                                                 2000             1999
                                              ---------       -----------
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities

    Current Liabilities -
      Accounts Payable                        $  23,185       $    16,456
      Short Term Borrowings from
        Shareholders                             16,402            16,302
                                              ---------       -----------
  Total Current Liabilities                      39,587            32,758

    Long-Term Liabilities                             0                 0
                                              ---------       -----------
  Total Long-Term Liabilities                         0                 0
                                              ---------       -----------
  Total Liabilities                           $  39,587       $    32,758

Shareholder's Equity

  Common Stock, Par Value $.00001 Per
  Share; 100,000,000 Shares Authorized,
  4,500,000 Issued and Outstanding at
  June 30, 2000, and December 31,
  1999, respectively                          $      45       $        45

  Preferred Stock, Par Value $.00001 Per

  Share; 10,000,000 Shares Authorized                 0                 0

  Additional Paid-in Capital                     13,455            13,455

  Deficit Accumulated During

    the Development Stage                       (53,087)          (46,258)
                                              ---------       -----------
Total Shareholders' Equity                    $ (39,587)      $   (32,758)
                                              ---------       -----------
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0
                                              =========       ===========




                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statements of Operation

                                               For the        For the
                                            Three Months   Three Months
                                                Ended          Ended
                                               June 30,       June 30,
                                                 2000           1999
                                             ------------   ------------
Income                                       $          0   $          0

Operating Expenses:
  Professional Fees                                 4,417   0      1,282
  Registration Fees                                    50              0
  Administrative Expenses                               0          2,727
                                             ------------   ------------

    Total Operating Expenses                        4,467          4,009

Net Loss from Operations                     $     (4,467)  $     (4,009)
                                             ============   ============
Weighted Average Number of

  Shares Outstanding                            4,500,000      4,500,000

Net Loss Per Share                           $         (*)   $        (*)
                                             ============    ===========

*Less than $0.01 Per Share.





                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations

                               (Unaudited)    (Audited)        (Unaudited)
                                 For the        For the     December 22, 1988
                                Six Months       Year          (Inception)
                                  Ended          Ended            Thru
                                 June 30,     December 31,       June 30,
                                  2000           1999              2000
                              ------------   ------------   -----------------
Income                        $          0   $          0   $               0

Operating Expenses

  Professional Fees                  6,729          5,904              37,979
  Registration Fees                    100            178               3,768
  Administrative Expenses                0          3,819              11,340
                              ------------   ------------   -----------------

    Total Operating Expenses         6,829          9,901              53,087
                              ------------   ------------   -----------------
Net Loss from Operations      $     (6,829)  $     (9,901)  $         (53,087)
                              ============   ============   =================
Weighted Average Number of

  Shares Outstanding             4,500,000      4,500,000           4,500,000

Net Loss Per Share            $         (*)   $        (*)  $              (*)
                              ============    ===========   =================

*Less than $0.01 Per Share.





                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 Indirect Method

                                  (Unaudited)                   (Unaudited)
                                    For the      (Audited)    December 22, 1988
                                   Six Months     For the       (Inception)
                                     Ended       Year Ended         Thru
                                    June 30,    December 31,       June 30,
                                      2000          1999            2000
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:

    Net (Loss)                   $     (6,829)  $    (9,901)   $     (53,087)
    Increase in
      Accounts Payable                  6,729         7,156           23,185
    Increase in Short-term
      Borrowings - Shareholder            100         2,745           16,402
                                 ------------   -----------    -------------
  Net Cash Used in

    Operating Activities                    0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided By

    Financing Activities                    0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
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

NOTE 2 -          Summary of Significant Accounting Policies:
------            ------------------------------------------

                  Revenue is recognized when earned and expenses are recognized when they occur.

                  Loss Per Share - Net loss per common share is based upon the weighted average common share outstanding during each period.

NOTE 3 -          Review of Report by Independent Auditor:
------            ---------------------------------------

                  Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the
                  Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditors have reviewed the interim financial statements included in this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)

                                         Dated:  July 25, 2000



                                         By:  s/Wm. Ernest Simmons
                                            ---------------------------------
                                            Wm. Ernest Simmons
                                            President

                          GENESIS COMPANIES GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................13