Form 10QSB
period 2000-09-30
GENESIS COMPANIES GROUP INC
filed 2000-11-13
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2000, was 4,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the nine month period ended September 30, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

         The Company generated no revenues during the nine month period ended September 30, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
               For the Nine Month Period Ended September 30, 2000

                          Michael B. Johnson & Co, LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2000, and the related statements of operations for the nine month period ended September 30, 2000 and the three month period ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 22, 2000, we express an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Michael B. Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado

October 30, 2000



                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                             (Unaudited)       (Audited)
                                             September 30,    December 31,
                                                 2000             1999
                                              ---------       -----------
ASSETS

Current Assets:
  Cash                                        $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                            $  25,364       $    16,456
  Short-term Borrowings from Shareholders        16,402            16,302
                                              ---------       -----------
TOTAL CURRENT LIABILITIES                        41,766            32,758
                                              ---------       -----------

Stockholder's Deficit:

  Common Stock, $.00001 par value,
  100,000,000 shares authorized,
  4,500,000 issued and outstanding            $      45       $        45

  Preferred Stock, $.00001 par value,
  10,000,000 Shares Authorized                        0                 0

  Additional paid-in capital                     13,455            13,455

  Deficit accumulated during

    the development stage                       (55,266)          (46,258)
                                              ---------       -----------
Total Stockholders' Deficit                   $ (41,766)      $   (32,758)
                                              ---------       -----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' DEFICIT                   $       0       $         0
                                              =========       ===========


                         See accountant's review report.



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statements of Operation

                                               For the        For the
                                            Three Months   Three Months
                                                Ended          Ended
                                            September 30,  September 30,
                                                 2000           1999
                                             ------------   ------------
Income                                       $          0   $          0

Operating Expenses:
  Professional Fees                                 2,154   0      2,024
  Registration Fees                                     0              0
  Administrative Expenses                              25            113
                                             ------------   ------------

    Total Operating Expenses                        2,179          2,137

Net Loss from Operations                     $     (2,179)  $     (2,137)
                                             ============   ============
Weighted Average Number of

  Shares Outstanding                            4,500,000      4,500,000

Net Loss Per Share                           $         (*)   $        (*)
                                             ============    ===========

*Less than $0.01 Per Share.



                         See accountant's review report.



                          GENESIS COMPANIES GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                For the         For the
                               Nine Month        Year       December 22, 1988
                              Period Ended       Ended       (Inception) to
                              September 30,   December 31,     September 30,
                                  2000           1999              2000
                              ------------   ------------   -----------------
INCOME                        $          0   $          0   $               0

OPERATING EXPENSES:
  Professional Fees                  8,883          5,904              40,133
  Registration Fees                    100            178               3,768
  Administrative Expenses               25          3,819              11,365
                              ------------   ------------   -----------------

    Total Operating Expenses         9,008          9,901              55,266
                              ------------   ------------   -----------------
Net Loss from Operations      $     (9,008)  $     (9,901)  $         (55,266)
                              ============   ============   =================
Weighted Average Number of

  Shares Outstanding             4,500,000      4,500,000

Net Loss Per Share            $         (*)   $        (*)
                              ============    ===========

*Less than $0.01 Per Share.


                         See accountant's review report.



                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method
                                   (Unaudited)

                                   For the                   December 22, 1988
                                  Nine Month      For the       (Inception)
                                 Period Ended    Year Ended         thru
                                 September 30,  December 31,    September 30,
                                      2000          1999            2000
                                 ------------   ------------   --------------
Cash Flows From
  Operating Activities:
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:

    Net (Loss)                   $     (9,008)  $    (9,901)   $     (55,266)
     Changes in assets and
     liabilities:
      Increase in

       Accounts Payables                8,908         7,156           25,364
     Increase in Short-term
       Borrowings - Shareholder           100         2,745           16,402
                                 ------------   -----------    -------------
                                        9,008         9,901           41,766
                                 ------------   -----------    -------------
  Net Cash Used in

    Operating Activities                    0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided By

    Financing Activities                    0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============

Supplemental Cash
 Flow Information:
  Interest paid                  $          0   $         0    $           0
                                 ============   ===========    =============
  Taxes paid                     $          0   $         0    $           0
                                 ============   ===========    =============

                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       Presentation of Interim Information

         In the opinion of management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10- QSB, and do not contain certain information included in the Company's unaudited financial statements and notes for the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated:  November 10, 2000



                                        By:   s/Wm. Ernest Simmons
                                           ---------------------------------
                                           Wm. Ernest Simmons
                                           President

                          GENESIS COMPANIES GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................14