Form 10KSB
period 2000-12-31
GENESIS COMPANIES GROUP INC
filed 2001-03-23
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 22, 2001: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2001, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Five Pages.
                  Exhibit Index is Located at Page Twenty Two.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I

Item 1.    Description of Business...................................         4
Item 2.    Description of Property...................................         5
Item 3.    Legal Proceedings.........................................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders......................................         5

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.......................         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................         6
Item 7     Financial Statements......................................         7
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..............................        17


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.....................        17
Item 10.   Executive Compensation....................................        19
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.................................        20
Item 12.   Certain Relationships and Related
               Transactions..........................................        21

PART IV

Item 13.   Exhibits and Reports of Form 8-K..........................        22



SIGNATURES...........................................................        23

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

     (b) Holders. There are eight (8) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2001, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

     The Company has no full time employees. The Company's President and Treasurer and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "Part III, Item 9 - Directors, Executive Officers, Promoters and Control Persons - Resumes."

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

                               December 31, 2000

                         Michael B. Johnson & Co, LLC

                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s



Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have examined the accompanying balance sheet of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the year ended December 31, 2000 and 1999 and for the period December 22, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period December 22, 1988 (inception) through December 31, 2000 in conformity with generally accepted accounting principles.

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

s/Michael B. Johnson & Co., LLC

Denver, Colorado
February 20, 2001

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  DECEMBER 31,




                                                          2000         1999
                                                       ---------    ---------
ASSETS:

Current Assets:
  Cash                                                 $       -    $       -
                                                       ---------    ---------
TOTAL ASSETS                                           $       -    $       -
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable                                     $  27,067    $  16,456
  Short term Borrowing from Shareholders                  16,302       16,302
                                                       ---------    ---------
TOTAL LIABILITIES                                         43,369       32,758
                                                       ---------    ---------

Stockholders' Equity (Deficit):
  Common stock, $.00001 par value, 100,000,000
   shares authorized, 4,500,000 shares issued and
   outstanding                                                45           45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                           -            -
  Additional paid-in capital                              13,455       13,455
  Deficit accumulated during the
   development stage                                     (56,869)     (46,258)
                                                       ---------    ---------
Total Stockholders' Deficit                              (43,369)     (32,758)
                                                       ---------    ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                               $       -    $       -
                                                       =========    =========

















   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS






                                      Year Ended           December 22, 1988
                                     December 31,            (Inception) to
                              __________________________      December 31,
                                  2000          1999              2000
                              -----------    -----------      -----------

INCOME                        $         -    $         -      $         -


OPERATING EXPENSES:
Professional Fees                   5,431          5,904           36,681
Registration Fees                       -            178            3,668
Administrative Expenses             5,180          3,819           16,520
                              -----------    -----------      -----------
Total Operating Expenses           10,611          9,901           56,869
                              -----------    -----------      -----------
Net Loss from Operations      $   (10,611)   $    (9,901)     $   (56,869)
                              ===========    ===========      ===========
Weighted average number of
  shares outstanding            4,500,000      4,500,000        4,500,000

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

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                Indirect Method

                                        Year Ended           December 22, 1988
                                       December 31,            (Inception) to
                               ---------------------------       December 31,
                                   2000            1999              2000
                               -----------     -----------       -----------
Cash Flows From Operating
  Activities:

 Adjustments to reconcile net
  loss to net cash used in
  operating activities:

 Net Loss                      $   (10,611)    $    (9,901)      $   (56,869)
 Changes in assets and
  liabilities:
    Increase in Accounts
     Payables                       10,611           7,156            27,067
    Increase in Short-term
     Borrowings-Shareholder              -           2,745            16,302
                               -----------     -----------      ------------
                                    10,611           9,901            43,369
                               -----------     -----------      ------------
Net Cash Used In
    Operating Activities                 -               -           (13,500)
                               -----------     -----------      ------------

Cash Flow From Financing
  Activities:

 Issuance of Common Stock                -               -            13,500
                               -----------     -----------      ------------
Net Cash Provided By
  Financing Activities                   -               -            13,500
                               -----------     -----------      ------------

Increase (Decrease) in Cash              -               -                 -

Cash and Cash Equivalents,
    Beginning of period                  -               -                 -
                               -----------     -----------      ------------

Cash and Cash Equivalents,
    End of period              $         -     $         -      $          -
                               ===========     ===========      ============


Supplemental Cash Flow
 Information:

  Interest paid                $         -     $         -      $          -
                               ===========     ===========      ============
  Taxes paid                   $         -     $         -      $          -
                               ===========     ===========      ============




   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                           Deficit
                                                         Accumulated
                                             Additional   During the
                             Common Stock     Paid-In   Development
                            Shares   Amount    Capital      Stage      Totals
                          ---------  ------   --------   -----------  ---------
Balance -
  December 22, 1988               -  $    -   $      -   $         -  $       -
Stock issued for cash -
  April 14, 1989            113,000       1        149             -        150
Stock issued for cash -
  May 12, 1989            1,315,000      13      3,987             -      4,000
Stock issued for cash -
  November 10, 1989       2,622,000      26      7,974             -      8,000
Stock issued for cash -
  December 5, 1989          450,000       5      1,345             -      1,350
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1989       4,500,000      45     13,455             -     13,500
W/O deferred
  offering costs                  -       -          -       (10,661)   (10,661)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1990       4,500,000      45     13,455       (10,661)     2,839
Net loss for year                 -       -          -        (1,309)    (1,309)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1991       4,500,000      45     13,455       (11,970)     1,530
Net loss for year                 -       -          -           (10)       (10)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1992       4,500,000      45     13,455       (11,980)     1,520
Net loss for year                 -       -          -            (9)        (9)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1993       4,500,000      45     13,455       (11,989)     1,511
Net loss for year                 -       -          -          (859)      (859)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1994       4,500,000      45     13,455       (12,848)       652
Net loss for year                 -       -          -          (192)      (192)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1995       4,500,000      45     13,455       (13,040)       460
Net loss for year                 -       -          -        (4,988)    (4,988)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1996       4,500,000      45     13,455       (18,028)    (4,528)
Net loss for year                 -       -          -       (12,270)   (12,270)
                          ---------  ------   --------   -----------  ---------
Balance -
  December 31, 1997       4,500,000      45     13,455       (30,298)   (16,798)
Net loss for year                 -       -          -        (6,059)    (6,059)
                          ---------  ------   --------   -----------  ---------
Balance -
   December 31, 1998      4,500,000  $   45   $ 13,455   $   (36,357) $ (22,857)
Net loss for year                 -       -          -        (9,901)    (9,901)
                          ---------  ------   --------   -----------  ---------
Balance -
   December 31, 1999      4,500,000  $   45   $ 13,455   $   (46,258) $ (32,758)
Net loss for year                 -       -          -       (10,611)   (10,611)
                          ---------  ------   --------   -----------  ---------
Balance -
   December 31, 2000      4,500,000  $   45   $ 13,455   $   (56,869) $ (43,369)
                          =========  ======   ========   ===========  =========
   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2000


NOTE 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------
     Organization

     Genesis Companies Group, Inc. (the Company) was organized as a Delaware corporation on December 22, 1988, and is primarily engaged in raising capital.

     On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and exchange commission, wherein the company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. The company prior to effectiveness subsequently voluntarily abandoned this registration statement. Other than filing of the aforesaid registration statements, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's Common Stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition has been consummated. Also, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

     The Company's fiscal year end is December 31.

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

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2000

NOTE 1 - Organization and Summary of Significant Accounting Policies:(Continued)
         -----------------------------------------------------------------------

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Income Taxes:

     The Company accounts for income taxes under SFAS 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

     Net (Loss) Per Common Share:

     The net (loss) per common share of the Series A Common Stock is computed based on the weighted average of shares outstanding.

     Other Comprehensive Income

     The Company has no material components of other comprehensive income (Loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - Income Taxes:
         -------------

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     The Company has deferred income tax assets which have been fully reserved as follows:

     Deferred tax assets

       Net operating loss carryforwards              $56,869
       Valuation allowance for deferred tax assets   (56,869)
                                                     -------
     Net deferred tax assets                         $     -
                                                     =======

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $56,869 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of December 31, 2001.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2000


NOTE 3 - Related Party Transactions:
         --------------------------

     Short term borrowing from shareholders

     The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers which were still outstanding at December 31, 2000. Notes payable to officers are unsecured and bear interest at 8%.

NOTE 4 - Going Concern:
         --------------

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

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                               Age               Position
----                               ---               --------

Wm. Ernest Simmons                  62               President, Treasurer and
                                                     Director

Frances I. Simmons                  62               Secretary and Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     Frances I. Simmons is the wife of Wm. Ernest Simmons. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Wm. Ernest Simmons currently is, and has been since inception of the Company in 1988, the President and a Director of the Company. He was appointed to the position of Treasurer on December 31, 2000, to replace the vacancy created by the resignation of Harry G. Titcombe, Jr. From December 1991 through December 1999, he was also the President and director of Yaak River Resources, Inc., a publicly traded company engaged in the mining business. In addition to his service to the Company, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. From December 1997 until March 1999, Mr. Simmons was a consultant/operations manager to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989, Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado, in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to the business of the Company.

     Frances I. Simmons has been Secretary and a director of the Company since December 31, 2000, to fill the vacancies created in those positions by the resignation of Harry G. Titcombe, Jr. Mrs. Simmons has been a retired registered nurse in excess of five years. For the twenty years prior to her retirement, she held administrative positions in accounting and payroll departments of hospitals in Canada and for Minina Corporation, Inc., Noranda Exploration, Breast Imaging and an allergy clinic in the United States. Mrs. Simmons obtained her registered nursing certification from St. Mary's Hospital, Timmins, Ontario, Canada, in 1960. Mrs. Simmons devotes approximately 20 hours per month to the business of the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 2000, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 2000 and 1999 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-             All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP    Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts  sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
----------  ----  ------  -----  ------    --------   -------  -------  ------

Wm. Ernest  2000  $  0    $  0   $  0      $  0        $ 0     $  0    $  0
Simmons,
President &
Director    1999  $  0    $  0   $  0      $  0        $ 0     $  0    $  0
-------------------------

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2001, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 2000 or 1999.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2000.

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
                830 S. Kline Way
                Lakewood, CO 80226

                    Name and            Amount and
                   Address of           Nature of
                   Beneficial           Beneficial     Percent of
Title of Class       Owner                Owner           Class
--------------       -----                -----           -----

Common          Frances I. Simmons(1)             0         *
                830 S. Kline Way
                Lakewood, CO  80226

Common          Harry G. Titcombe, Jr.    1,206,000       26.8%
                3932 South Atchison Way #E
                Aurora, CO 80114

Common          Susan K. Sunsvold         1,000,000       22.2%
                5121 S. Ironton Way
                Englewood, CO 80111

Common          Heather E. Nutting          315,000        7.0%
                9035 W. 5th Place
                Lakewood, CO 80226

Common          John D. Brasher, Jr.        283,500        6.3%
                3773 Cherry Creek No. Dr.
                Suite 615
                Denver, CO 80209

Common          All Officers &            1,206,000       53.6%
                Directors as a Group
                (2 persons)

(1)  Officer and/or director of the Company.
*  Less than 1%

     The balance of the Company's outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Wm. Ernest Simmons, the President, Treasurer and a director of the Company, has loaned the Company an aggregate of $16,302 to cover general and administrative costs incurred by the Company. This loan is expected to be repaid when the Company successfully consummates a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

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

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2001.

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)


                                         By:  s/Wm. Ernest Simmons
                                            -----------------------------
                                            Wm. Ernest Simmons, President
                                            and Treasurer

                                         By:  s/Frances I. Simmons
                                            -----------------------------
                                            Frances I. Simmons, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2001.

 s/Wm. Ernest Simmons
------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director


 s/Frances I. Simmons
-----------------------------
Frances I. Simmons
Secretary and Director

                          GENESIS COMPANIES GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . .       25