Form 10QSB
period 2001-03-31
GENESIS COMPANIES GROUP INC
filed 2001-05-10
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2001, was 4,500,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     We generated no revenues during the three month period ended March 31, 2001. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

Plan of Operation

     Genesis Companies Group, Inc. ("we," "our," or the Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do not enter into an agreement with such a third party, our Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because we presently have nominal overhead or other material financial obligations, we believe that our short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash as may be necessary to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

Liquidity and Capital Resources

     We presently have nominal cash or cash equivalents. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop our securities until such time as we successfully implements our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                  NONE.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                 For the Three Month Period Ended March 31, 2001

                          Michael B. Johnson & Co, LLC

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                           Fax: (303) 796-0137
Colorado Society of C.P.A.'s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2001, and the related statements of operations for the three month period ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 20, 2001, we express an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



s/Michael B. Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado
May 8, 2001

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               March 31,      December 31,
                                                 2001             2000
                                              ---------       -----------
ASSETS

Current Assets:
  Cash                                        $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                            $  29,567       $    27,067
  Short-term Borrowings from Shareholders        16,302            16,302
                                              ---------       -----------
TOTAL CURRENT LIABILITIES                        45,869            43,369
                                              ---------       -----------

Stockholder's Deficit:

  Common Stock, $.00001 par value,
  100,000,000 shares authorized,
  4,500,000 issued and outstanding            $      45       $        45

  Preferred Stock, $.00001 par value,
  10,000,000 Shares Authorized                        0                 0

  Additional paid-in capital                     13,455            13,455

  Deficit accumulated during
    the development stage                       (59,369)          (56,869)
                                              ---------       -----------
Total Stockholders' Deficit                   $ (45,869)      $   (43,369)
                                              ---------       -----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' DEFICIT                   $       0       $         0
                                              =========       ===========


                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three Months Ended        December 22, 1988
                                       March 31,             (Inception) to
                              ___________________________        March 31,
                                  2001           2000              2001
                              ------------   ------------   -----------------

INCOME                        $          0   $          0   $               0

OPERATING EXPENSES:
  Professional Fees                  2,500          2,312              39,181
  Registration Fees                      0             50               3,668
  Administrative Expenses                0              0              16,520
                              ------------   ------------   -----------------

    Total Operating Expenses         2,500          2,362              59,369
                              ------------   ------------   -----------------
Net Loss from Operations      $     (2,500)  $     (2,362)  $         (59,369)
                              ============   ============   =================
Weighted Average Number of
  Shares Outstanding             4,500,000      4,500,000

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method
                                   (Unaudited)

                                                             December 22, 1988
                                     Three Months Ended         (Inception)
                                          March 31,                 thru
                                 ---------------------------      March 31,
                                      2001          2000            2001
                                 ------------   ------------   --------------

Cash Flows From
  Operating Activities:
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
    Net (Loss)                   $     (2,500)  $    (2,362)   $     (59,369)
     Changes in assets and
     liabilities:
      Increase in
       Accounts Payables                2,500         2,312           29,567
     Increase in Short-term
       Borrowings - Shareholder             0            50           16,302
                                 ------------   -----------    -------------
                                        2,500         2,362           45,869
                                 ------------   -----------    -------------
  Net Cash Used in
    Operating Activities                    0             0          (13,500)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0             0           13,500
                                 ------------   -----------    -------------
  Net Cash Provided By
    Financing Activities                    0             0           13,500
                                 ------------   -----------    -------------

Increase (Decrease) in Cash                 0             0                0

Cash and Cash Equivalents -
  Beginning of Period                       0             0                0
                                 ------------   -----------    -------------
Cash and Cash Equivalents -
  End of Period                  $          0   $         0    $           0
                                 ============   ===========    =============

Supplemental Cash
 Flow Information:
  Interest paid                  $          0   $         0    $           0
                                 ============   ===========    =============
  Taxes paid                     $          0   $         0    $           0
                                 ============   ===========    =============

                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Presentation of Interim Information

     In the opinion of management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's unaudited financial statements and notes for the fiscal year ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated:  May 10, 2001



                                        By:  s/Wm. Ernest Simmons
                                           ---------------------------------
                                           Wm. Ernest Simmons
                                           President