Form 10QSB
period 2001-06-30
GENESIS COMPANIES GROUP INC
filed 2001-08-10
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2001, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2001, are attached hereto.

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

     We generated no revenues during the six month period ended June 30, 2001. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

     Because we presently have nominal overhead and no other material financial obligations, we believe that our short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash as may be necessary to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                  For the Six Month Period Ended June 30, 2001

                         Michael B. Johnson & Co, LLC
                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                            Telephone: (303) 796-0099
Member: A.I.C.P.A.                                         Fax: (303) 796-0137
Colorado Society of C.P.A.'s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of June 30, 2001 and the related statements of operations for the three month and six month period ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



s/Michael B. Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado
July 23, 2001

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                               June 30,       December 31,
                                                 2001             2000
                                              ---------       -----------
ASSETS

Current Assets:
  Cash                                        $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                            $  32,028       $    27,067
  Short-term Borrowings from Shareholders        16,302            16,302
                                              ---------       -----------
TOTAL CURRENT LIABILITIES                        48,330            43,369
                                              ---------       -----------

Stockholder's Deficit:

  Common Stock, $.00001 par value,
  100,000,000 shares authorized,
  4,500,000 issued and outstanding            $      45       $        45

  Preferred Stock, $.00001 par value,
  10,000,000 Shares Authorized                        0                 0

  Additional paid-in capital                     13,455            13,455

  Deficit accumulated during
    the development stage                       (61,830)          (56,869)
                                              ---------       -----------
Total Stockholders' Deficit                   $ (48,330)      $   (43,369)
                                              ---------       -----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' DEFICIT                   $       0       $         0
                                              =========       ===========


                         See accountant's review report.



                          GENESIS COMPANIES GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three Months Ended     Six Months Ended    December 22, 1988
                                     June 30,              June 30,         (Inception) to
                              _____________________  --------------------      June 30,
                                 2001        2000      2001        2000          2001
                              ---------   ---------  ---------  ---------  -----------------
INCOME                        $       0   $       0  $       0  $       0  $               0

OPERATING EXPENSES:
  Professional Fees               1,689       4,417      4,189      6,729             40,870
  Registration Fees                   0          50          0        100              3,668
  Administrative Expenses           772           0        772          0             17,292
                              ---------   ---------  ---------  ---------  -----------------

    Total Operating Expenses      2,461       4,467      4,961      6,829             61,830
                              ---------   ---------  ---------  --------  -----------------
Net Loss from Operations      $  (2,461)  $  (4,467) $  (4,961) $  (6,829) $         (61,830)
                              =========   =========  =========  =========  =================
Weighted Average Number of
  Shares Outstanding          4,500,000   4,500,000  4,500,000  4,500,000

Net Loss Per Share            $      (*)  $      (*) $      (*) $      (*)
                              =========   =========  =========  =========

*Less than $0.01 Per Share.


                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method
                                   (Unaudited)

                                                             December 22, 1988
                                       Six Months Ended         (Inception)
                                           June 30,                thru
                                    ---------------------         June 30,
                                       2001       2000              2001
                                    ---------   ---------    -----------------

Cash Flows From
  Operating Activities:
    Net (Loss)                      $  (4,961)  $  (2,362)   $         (61,380)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
     Changes in assets and
     liabilities:
      Increase in
       Accounts Payables                4,961       2,312               32,028
                                    ---------   ---------    -----------------
                                        4,961       2,312               32,028
                                    ---------   ---------    -----------------
  Net Cash Used in
    Operating Activities                    0         (50)             (29,802)
                                    ---------   ---------    -----------------
Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0           0               13,500
    Proceeds from Short-term
      Borrowings-Shareholder                0          50               16,302
                                    ---------   ---------    -----------------
  Net Cash Provided By
    Financing Activities                    0          50               29,802
                                    ---------   ---------    -----------------

Increase (Decrease) in Cash                 0           0                    0

Cash and Cash Equivalents -
  Beginning of Period                       0           0                    0
                                    ---------   ---------    -----------------
Cash and Cash Equivalents -
  End of Period                     $       0   $       0    $               0
                                    =========   =========    =================

Supplemental Cash
 Flow Information:
  Interest paid                     $       0   $       0    $               0
                                    =========   =========    =================
  Taxes paid                        $       0   $       0    $               0
                                    =========   =========    =================

                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Presentation of Interim Information

     In the opinion of management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated:  August 10, 2001



                                        By:  s/Wm. Ernest Simmons
                                           ---------------------------------
                                           Wm. Ernest Simmons
                                           President