Form 10QSB
period 2001-09-30
GENESIS COMPANIES GROUP INC
filed 2001-11-09
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 7, 2001, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 2001, are attached hereto.

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

     We generated no revenues during the nine month period ended September 30, 2001. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
               For the Nine Month Period Ended September 30, 2001

                         Michael B. Johnson & Co, LLC
                         Certified Public Accountants
                       9175 East Kenyon Ave., Suite 100
                            Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                           Fax: (303) 796-0137
Colorado Society of C.P.A.'s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Genesis Companies Group, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2001 and the related statements of operations for the three month and nine month period ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



s/Michael B. Johnson & Co., LLC

Michael Johnson & Co., LLC
Denver, Colorado
November 5, 2001

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                            September 30,     December 31,
                                                 2001             2000
                                              ---------       -----------
ASSETS

Current Assets:
  Cash                                        $       0       $         0
                                              ---------       -----------
TOTAL ASSETS                                  $       0       $         0
                                              =========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                            $  34,455       $    27,067
  Short-term Borrowings from Shareholders        16,302            16,302
                                              ---------       -----------
TOTAL CURRENT LIABILITIES                        50,757            43,369
                                              ---------       -----------

Stockholder's Deficit:

  Common Stock, $.00001 par value,
  100,000,000 shares authorized,
  4,500,000 issued and outstanding            $      45       $        45

  Preferred Stock, $.00001 par value,
  10,000,000 Shares Authorized                        0                 0

  Additional paid-in capital                     13,455            13,455

  Deficit accumulated during
    the development stage                       (64,257)          (56,869)
                                              ---------       -----------
Total Stockholders' Deficit                   $ (50,757)      $   (43,369)
                                              ---------       -----------
TOTAL LIABILITIES
  AND STOCKHOLDERS' DEFICIT                   $       0       $         0
                                              =========       ===========


                         See accountant's review report.



                          GENESIS COMPANIES GROUP, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three Months Ended     Nine Months Ended    December 22, 1988
                                   September 30,          September 30,       (Inception) to
                              ----------------------  --------------------     September 30,
                                   2001        2000      2001        2000          2001
                              ---------   ---------  ---------  ---------  -----------------
INCOME                        $       0   $       0  $       0  $       0  $               0

OPERATING EXPENSES:
  Professional Fees               2,427       2,154      6,616      8,883             43,297
  Registration Fees                   0           0          0        100              3,668
  Administrative Expenses             0          25        772         25             17,292
                              ---------   ---------  ---------  ---------  -----------------

    Total Operating Expenses      2,427       2,179      7,388      9,008             64,257
                              ---------   ---------  ---------  --------  -----------------
Net Loss from Operations      $  (2,427)  $  (2,179) $  (7,388) $  (9,008) $         (64,257)
                              =========   =========  =========  =========  =================
Weighted Average Number of
  Shares Outstanding          4,500,000   4,500,000  4,500,000  4,500,000

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method
                                   (Unaudited)

                                                             December 22, 1988
                                     Nine Months Ended          (Inception)
                                        September 30,               thru
                                    ---------------------       September 30,
                                       2001       2000              2001
                                    ---------   ---------    -----------------

Cash Flows From
  Operating Activities:
    Net (Loss)                      $  (7,388)  $  (9,008)   $         (64,257)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
     Changes in assets and
     liabilities:
      Increase in
       Accounts Payables                7,388       9,008               34,455
                                    ---------   ---------    -----------------
                                        7,388       9,008               34,455
                                    ---------   ---------    -----------------
  Net Cash Used in
    Operating Activities                    0           0              (29,802)
                                    ---------   ---------    -----------------
Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0           0               13,500
    Proceeds from Short-term
      Borrowings-Shareholder                0           0               16,302
                                    ---------   ---------    -----------------
  Net Cash Provided By
    Financing Activities                    0           0               29,802
                                    ---------   ---------    -----------------

Increase (Decrease) in Cash                 0           0                    0

Cash and Cash Equivalents -
  Beginning of Period                       0           0                    0
                                    ---------   ---------    -----------------
Cash and Cash Equivalents -
  End of Period                     $       0   $       0    $               0
                                    =========   =========    =================

Supplemental Cash
 Flow Information:
  Interest paid                     $       0   $       0    $               0
                                    =========   =========    =================
  Taxes paid                        $       0   $       0    $               0
                                    =========   =========    =================

                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Presentation of Interim Information

     In the opinion of management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated:  November 8, 2001



                                        By:  s/Wm. Ernest Simmons
                                           ---------------------------------
                                           Wm. Ernest Simmons
                                           President