Form 10KSB
period 2001-12-31
GENESIS COMPANIES GROUP INC
filed 2002-04-01
CIK 862320

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

                   For the fiscal year ended December 31, 2001

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

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 29, 2002: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 29, 2002, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Four Pages.
                 Exhibit Index is Located at Page Twenty Three.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                           PAGE
                                                                           ----

Facing Page
Index
PART I
Item 1.    Description of Business..................................         4
Item 2.    Description of Property..................................         5
Item 3.    Legal Proceedings........................................         5
Item 4.    Submission of Matters to a Vote of
               Security Holders.....................................         5

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters......................         6
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...........................................         6
Item 7     Financial Statements.....................................         8
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure.............................        18


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act....................        18
Item 10.   Executive Compensation...................................        20
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management................................        21
Item 12.   Certain Relationships and Related
               Transactions.........................................        22

PART IV
Item 13.   Exhibits and Reports of Form 8-K.........................        23



SIGNATURES..........................................................        24

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

     (b) Holders. There are eight (8) holders of the Company's Common Stock.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2002, unless the Company successfully consummates a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

ITEM 7.  FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period December 22, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period, December 22, 1988 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. . Management's plans in regard to these matters are described in Note 5. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.





/s/ Michael Johnson & Co., LLC.
Denver, Colorado
March 18, 2002

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                        2001      2000
                                                      --------  --------
ASSETS:

Current Assets:
  Cash                                                $      -  $      -
                                                      --------  --------

TOTAL ASSETS                                          $      -  $      -
                                                      ========  ========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable                                    $ 38,930  $ 27,067
  Short-term borrowings from shareholders               16,302    16,302
                                                      --------  --------

TOTAL LIABILITIES                                       55,232    43,369
                                                      --------  --------

Stockholders' Equity (Deficit):
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                         -         -
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                             45        45
  Additional paid-in capital                            13,455    13,455
  Deficit accumulated during the development stage     (68,732)  (56,869)
                                                      --------  --------

Total Stockholders' Deficit                            (55,232)  (43,369)
                                                      --------  --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      -  $      -
                                                      ========  ========

   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                      December 22,
                                                          1988
                                    Year Ended       (Inception) to
                                   December 31,        December 31,
                            ------------------------
                                2001         2000          2001
                            -----------  -----------  -------------

INCOME                      $         -  $         -  $           -


OPERATING EXPENSES:
Professional Fees                 6,547        5,431         43,228
Registration Fees                     -            -          3,668
Administrative Expenses           5,316        5,180         21,836
                            -----------  -----------  -------------
Total Operating Expenses         11,863       10,611         68,732
                            -----------  -----------  -------------

Net Loss from Operations    $   (11,863) $   (10,611) $     (68,732)
                            ===========  ===========  =============

Weighted average number of
  shares outstanding          4,500,000    4,500,000      4,500,000

Net Loss Per Share          $        (*) $        (*)  $         (*)
                            ===========  ===========   ============

* Less than $0.01 per share

   The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 Indirect Method

                                                       Year Ended        December 22, 1988
                                                       December 31,       (Inception) to
                                                   --------------------     December 31,
                                                      2001      2000           2001
                                                   ---------  ---------  -----------------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                       $ (11,863) $ (10,611) $         (68,732)
   Changes in assets and liabilities:
    Increase in  accounts payables                    11,863     10,611             38,930
                                                   ---------  ---------  -----------------
                                                      11,863     10,611             38,930
                                                   ---------  ---------  -----------------
Net Cash Used in Operating Activities                      -          -            (29,802)
                                                   ---------  ---------  -----------------

Cash Flow From Financing Activities:
  Short-term borrowings from shareholders                  -          -             16,302
  Issuance of common stock                                 -          -             13,500
                                                   ---------  ---------  -----------------
  Net Cash Provided By Financing Activities                -          -             29,802
                                                   ---------  ---------  -----------------

Increase (Decrease) in Cash                                -          -                  -

Cash and Cash Equivalents - Beginning of period            -          -                  -
                                                   ---------  ---------  -----------------

Cash and Cash Equivalents - End of period          $       -  $       -  $               -
                                                   =========  =========  =================


Supplemental Cash Flow Information:
  Interest paid                                    $       -  $       -  $               -
                                                   =========  =========  =================
  Taxes paid                                       $       -  $       -  $               -
                                                   =========  =========  =================

   The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Deficit
                                                                         Accumulated
                                             Common Stock    Additional  During the
                                          -----------------   Paid-In    Development
                                           Shares    Amount   Capital       Stage        Totals
                                          ---------  ------  ----------  -----------  -----------
Balance -  December 22, 1988                      -  $    -  $        -  $         -  $         -

Stock issued for cash -  April 14, 1989     113,000       1         149            -          150
Stock issued for cash - May 12, 1989      1,315,000      13       3,987            -        4,000
Stock issued for cash - November 10, 1989 2,622,000      26       7,974            -        8,000
Stock issued for cash - December 5, 1989    450,000       5       1,345            -        1,350
                                          ---------  ------  ----------  -----------  -----------
Balance -   December 31, 1989             4,500,000      45      13,455            -       13,500
                                          ---------  ------  ----------  -----------  -----------

Write-off deferred offering costs                 -       -           -      (10,661)     (10,661)
                                          ---------  ------  ----------  -----------  -----------
Balance -   December 31, 1990             4,500,000      45      13,455      (10,661)       2,839
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -       (1,309)      (1,309)
                                          ---------  ------  ----------  -----------  -----------
Balance -   December 31, 1991             4,500,000      45      13,455      (11,970)       1,530
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -          (10)         (10)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1992               4,500,000      45      13,455      (11,980)       1,520
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -           (9)          (9)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1993               4,500,000      45      13,455      (11,989)       1,511
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -         (859)        (859)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1994               4,500,000      45      13,455      (12,848)         652
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -         (192)        (192)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1995               4,500,000      45      13,455      (13,040)         460
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -       (4,988)      (4,988)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1996               4,500,000      45      13,455      (18,028)      (4,528)
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -      (12,270)     (12,270)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1997               4,500,000      45      13,455      (30,298)     (16,798)
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -       (6,059)      (6,059)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1998               4,500,000      45      13,455      (36,357)     (22,857)
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -       (9,901)      (9,901)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 1999               4,500,000      45      13,455      (46,258)     (32,758)
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -      (10,611)     (10,611)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 2000               4,500,000      45      13,455      (56,869)     (43,369)
                                          ---------  ------  ----------  -----------  -----------

Net loss for year                                 -       -           -      (11,863)     (11,863)
                                          ---------  ------  ----------  -----------  -----------
Balance - December 31, 2001               4,500,000  $   45  $   13,455  $   (68,732) $   (55,232)
                                          =========  ======  ==========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1    -General
           -------
          The Company

          Genesis Companies Group, Inc. (the Company) was organized as a Delaware corporation on December 22, 1988, and is primarily engaged in raising capital.

          On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and exchange commission, wherein the company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B, and Class C Common Stock Purchase Warrants. The company prior to effectiveness subsequently voluntarily abandoned this registration statement. Other than filing of the aforesaid registration statements, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's Common Stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition has been consummated. Also, each shareholder has agreed to place their respective stock certificates with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

          The Company's fiscal year end is December 31.

NOTE 2    -Summary of Significant Accounting Policies:
           -------------------------------------------
          Basis of Presentation

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

          Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2    -Summary of Significant Accounting Policies: (Continued)
           -------------------------------------------------------

          Income Taxes

          The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

          Net (Loss) Per Common Share:

          The net (loss) per common share of the Series A Common Stock is computed based on the weighted average number of shares outstanding.

          Other Comprehensive Income

          The Company has no material components of other  comprehensive  income
          (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 3    - Income Taxes:
            -------------

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

          The Company has deferred income tax assets, which have been fully reserved as follows:

          Deferred tax assets
            Net operating loss carryforwards                $68,732
            Valuation allowance for deferred tax assets     (68,732)
                                                            -------
          Net deferred tax assets                           $     -
                                                            =======

          At December 31, 2001, the Company had net operating loss carryforwards of approximately $68,732 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2003.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 4    - Related Party Transactions:
            ---------------------------

          Short term borrowing from shareholders

          The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers, which were still outstanding at December 31, 2001. Notes payable to officers are unsecured and bare interest at 8%.

NOTE 5    - Going Concern
            -------------

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no cash and its current liabilities exceed current assets by $55,232.

          The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

     The Directors and Officers of the Company as of the date of this report are as follows:

         Name                    Age               Position
         ----                    ---               --------

         Wm. Ernest Simmons      63                President, Treasurer and
                                                   Director

         Frances I. Simmons      63                Secretary and Director

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

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 2001, as all issued and outstanding share certificates issued by the Company are presently held in escrow with the Company's legal counsel, until such time as the Company successfully consummates a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended December 31, 2001 and 2000 of the chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------
                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                Under-            All
Name                             Annual   Restricted  lying            Other
and                              Compen-     Stock   Options/  LTIP   Compen-
Principal         Salary  Bonus  sation    Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)     ($)     ($)
----------- ----  ------  -----  ------   ---------- -------- ------- -------

Wm. Ernest  2001  $    0  $   0  $    0   $        0        0 $     0 $     0
Simmons,
President &
Director    2000  $    0  $   0  $    0   $        0        0 $     0 $     0
-------------------------

     It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2002, except in the event the Company successfully consummates a business combination, of which there is no assurance.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during fiscal years 2001 or 2000.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2001.

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

                       Name and          Amount and
                      Address of         Nature of
                      Beneficial         Beneficial    Percent of
Title of Class          Owner              Owner         Class
--------------  ---------------------    ----------    ----------
Common          Wm. Ernest Simmons(1)     1,206,000       26.8%
                830 S. Kline Way
                Lakewood, CO 80226

Common          Frances I. Simmons(1)             0         *
                830 S. Kline Way
                Lakewood, CO  80226

Common          Harry G. Titcombe, Jr.    1,206,000       26.8%
                3932 South Atchison
                    Way #E
                Aurora, CO 80114

Common          Susan K. Sunsvold         1,000,000       22.2%
                5121 S. Ironton Way
                Englewood, CO 80111

Common          Heather E. Nutting          315,000        7.0%
                9035 W. 5th Place
                Lakewood, CO 80226

Common          John D. Brasher, Jr.        283,500        6.3%
                3773 Cherry Creek
                    No. Dr.
                Suite 615
                Denver, CO 80209

Common          All Officers &            1,206,000       53.6%
                Directors as a Group
                (2 persons)
----------------------
(1)  Officer and/or director of the Company.
*  Less than 1%

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     3.1* Certificate and Articles of Incorporation and Amendments thereto.

     3.2* Bylaws

     4.1*  Copies  of  All  Lock-up  Agreements  by the  Company's  Shareholders
-----------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 15, 1995, and are incorporated by reference herein.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2002.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)


                                        By:  s/Wm. Ernest Simmons
                                           -------------------------------------
                                           Wm. Ernest Simmons, President
                                           and Treasurer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2002.


s/Wm. Ernest Simmons
---------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director

s/Frances I. Simmons
---------------------------------
Frances I. Simmons
Secretary and Director