Form 10QSB
period 2002-03-31
GENESIS COMPANIES GROUP INC
filed 2002-05-15
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 13, 2002, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.

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

     We generated no revenues during the three month period ended March 31, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

Plan of Operation

     Genesis Companies Group, Inc. ("we," "our," or "the Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do not enter into an agreement with such a third party, our Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

         None

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three Months Ended March 31, 2002

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
May 10, 2002

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                        March 31,  December 31,
ASSETS                                                    2002         2001
                                                       ----------  ------------

Current Assets
 Cash                                                  $        -  $          -
                                                       ----------  ------------
  Total Currents Assets                                         -             -
                                                       ----------  ------------

TOTAL ASSETS                                           $        -  $          -
                                                       ==========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                              $   44,142  $     38,930
 Accrued expenses                                          16,302        16,302
                                                       ----------  ------------
  Total Current Liabilities                                60,444        55,232
                                                       ----------  ------------

Stockholders' Equity
 Preferred stock, $.00001 par value, 10,000,000 shares
   authorized, issued and outstanding - none                    -             -
 Common stock, par value $.00001, 100,000,000 shares
  authorized, 4,500,000 issued and outstanding
  at March 31, 2002 and December 31, 2001, respectively        45            45
 Additional paid-in capital                                13,455        13,455
 Deficit accumulated during the development stage         (73,944)      (68,732)
                                                       ----------  ------------
  Total Stockholders' Equity                              (60,444)      (55,232)
                                                       ----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        -  $          -
                                                       ==========  ============

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                  For the Three Months Ended  December 22, 1988
                                           March 31,           (Inception) to
                                  --------------------------      March 31,
                                      2002          2001            2002
                                  -----------  -------------  -----------------

REVENUES:                         $         -  $           -  $               -

EXPENSES:
 Professional fees                      3,679          2,500             46,907
 Registration fees                        215              -              3,883
 Administrative expenses                1,318              -             23,154
                                  -----------  -------------  -----------------
  Total Operating Expenses              5,212          2,500             73,944
                                  -----------  -------------  -----------------
OTHER REVENUES & EXPENSES:
 Interest expense                           -              -                  -
 Interest income                            -              -                  -
                                  -----------  -------------  -----------------
  Total Other Revenues & Expenses           -              -                  -
                                  -----------  -------------  -----------------
NET LOSS                          $    (5,212) $      (2,500) $         (73,944)
                                  ===========  =============  =================
Per share information
   Weighted average number
     of common shares outstanding   4,500,000      4,500,000
                                  ===========  =============
Net Loss per common share         $         -  $           -
                                  ===========  =============

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                                   (Unaudited)
                                                                            Deficit
                                                                          Accumulated
                                             Common Stock     Additional    During        Total
                                           -----------------   Paid-In    Development  Stockholders'
                                             Shares   Amount   Capital        Stage       Equity
                                           ---------  ------  ----------  -----------  ------------
Balance - December 22, 1988                        -  $    -  $        -  $         -  $          -

Stock issued for cash - April 14, 1989       113,000       1         149            -           150
Stock issued for cash - May 12, 1989       1,315,000      13       3,987            -         4,000
Stock issued for cash - November 10, 1989  2,622,000      26       7,974            -         8,000
Stock issued for cash - December 5, 1989     450,000       5       1,345            -         1,350
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1989                4,500,000      45      13,455            -        13,500
                                           ---------  ------  ----------  -----------  ------------
Write-off deferred offering costs                  -       -           -      (10,661)      (10,661)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1990                4,500,000      45      13,455      (10,661)        2,839
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -       (1,309)       (1,309)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1991                4,500,000      45      13,455      (11,970)        1,530
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -          (10)          (10)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1992                4,500,000      45      13,455      (11,980)        1,520
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -           (9)           (9)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1993                4,500,000      45      13,455      (11,989)        1,511
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -         (859)         (859)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1994                4,500,000      45      13,455      (12,848)          652
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -         (192)         (192)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1995                4,500,000      45      13,455      (13,040)          460
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -       (4,988)       (4,988)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1996                4,500,000      45      13,455      (18,028)       (4,528)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -      (12,270)      (12,270)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1997                4,500,000      45      13,455      (30,298)      (16,798)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -       (6,059)       (6,059)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1998                4,500,000      45      13,455      (36,357)      (22,857)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -       (9,901)       (9,901)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 1999                4,500,000      45      13,455      (46,258)      (32,758)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -      (10,611)      (10,611)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 2000                4,500,000      45      13,455      (56,869)      (43,369)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -      (11,863)      (11,863)
                                           ---------  ------  ----------  -----------  ------------
Balance - December 31, 2001                4,500,000      45      13,455      (68,732)      (53,980)
                                           ---------  ------  ----------  -----------  ------------
Net loss                                           -       -           -       (5,212)       (5,212)
                                           ---------  ------  ----------  -----------  ------------
Balance - March 31, 2002                   4,500,000  $   45  $   13,455  $   (73,944) $    (59,192)
                                           =========  ======  ==========  ===========  ============

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the Three Months Ended  December 22, 1988
                                                                 March 31,          (Inception) to
                                                       --------------------------      March 31,
                                                           2002          2001            2002
                                                       ------------  ------------  -----------------
Cash Flows from Operating Activities:
  Net Loss                                              $    (5,212) $     (2,500) $         (73,944)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable                   5,212         2,500             44,142
                                                       ------------  ------------  -----------------
Net Cash Used in Operating Activities                             -             -            (29,802)
                                                       ------------  ------------  -----------------
Cash Flows from Investing Activities
  Capital expenditures                                            -             -                  -
                                                       ------------  ------------  -----------------
Cash Flows Used in Investing Activities                           -             -                  -
                                                       ------------  ------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                              -             -             13,500
  Proceeds from short-term borrowing - shareholders               -             -             16,302
                                                       ------------  ------------  -----------------
Cash Flows Provided by Financing Activities                       -             -             29,802
                                                       ------------  ------------  -----------------

Net Increase (Decrease) in cash and cash equivalents              -             -                  -

Cash and cash equivalents - beginning of period                   -             -                  -
                                                       ------------  ------------  -----------------

Cash and cash equivalents - end of period              $          -             -  $               -
                                                       ============  ============  =================


Supplemental information:
    Cash paid for interest                             $          -  $          -  $              -
                                                       ============  ============  ================
    Cash paid for income taxes                         $          -  $          -  $              -
                                                       ============  ============  ================

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENESIS COMPANIES GROUP, INC.
                                       (Registrant)

                                       Dated: May 14, 2002.



                                       By:  s/Wm. Ernest Simmons
                                          --------------------------------------
                                          Wm. Ernest Simmons
                                          President