Form 10QSB
period 2002-06-30
GENESIS COMPANIES GROUP INC
filed 2002-08-14
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2002, are attached hereto.

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

     We generated no revenues during the six month period ended June 30, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of June 30, 2002 and the related statements of operations for the three months and six months ended June 30, 2002 and 2001, and the related cash flows for the six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with audited standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
August 9, 2002

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)




                                                        June 30,  December 31,
                                                          2002        2001
                                                        --------    --------
ASSETS:

Current Assets:
  Cash                                                  $     --    $     --
                                                        --------    --------

TOTAL ASSETS                                            $     --    $     --
                                                        ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                      $ 47,234    $ 38,930
  Short-term Borrowings from Shareholders                 16,302      16,302
                                                        --------    --------

TOTAL CURRENT LIABILITIES                                 63,536      55,232
                                                        --------    --------

Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                               45          45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                          --          --
  Additional paid-in capital                              13,455      13,455
  Deficit accumulated during the development stage       (77,036)    (68,732)
                                                        --------    --------

Total Stockholders' Deficit                              (63,536)    (55,232)
                                                        --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     --    $     --
                                                        ========    ========



                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Three Months Ended             Six Months Ended     December 22, 1988
                                         June 30,                       June 30,         (Inception to)
                                --------------------------    --------------------------     June 30,
                                    2002           2001           2002          2001           2002
                                -----------    -----------    -----------    -----------    -----------
INCOME                          $        --    $        --    $        --    $        --    $        --
                                -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Professional Fees                     1,772          1,689          5,451          4,189         48,679
Registration Fees                        --             --            215             --          3,883
Administrative Expenses               1,320            772          2,638            772         24,474
                                -----------    -----------    -----------    -----------    -----------
Total Operating Expenses              3,092          2,461          8,304          4,961         77,036
                                -----------    -----------    -----------    -----------    -----------

Net Loss from Operations        $    (3,092)   $    (2,461)   $    (8,304)   $    (4,961)   $   (77,036)
                                ===========    ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding              4,500,000      4,500,000      4,500,000      4,500,000

Net Loss Per Share              $        (*)   $        (*)   $        (*)   $        (*)
                                ===========    ===========    ===========    ===========

* Less than $0.01 per share


                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)


                                                         Six Months Ended   December 22, 1998
                                                             June 30,       (Inception thru)
                                                       --------------------      June 30,
                                                         2002        2001          2002
                                                       --------    --------      --------
  Cash Flows From Operating Activities:
    Net (Loss)                                         $ (8,304)   $ (4,961)     $(77,036)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
     Changes in assets and liabilities:
      Increase in  Accounts Payables                      8,304       4,961        47,234
                                                       --------    --------      --------
                                                          8,304       4,961        47,234
                                                       --------    --------      --------
  Net Cash Used in Operating Activities                      --          --       (29,802)
                                                       --------    --------      --------

  Cash Flow From Financing Activities:
    Issuance of Common Stock                                 --          --        13,500
    Proceeds from Short-term Borrowings - Shareholder        --          --        16,302
                                                       --------    --------      --------
    Net Cash Provided By Financing Activites                 --          --        29,802
                                                       --------    --------      --------

  Increase (Decrease) in Cash                                --          --            --

  Cash and Cash Equivalents - Beginning of period            --          --            --
                                                       --------    --------      --------

  Cash and Cash Equivalents - End of period            $     --    $     --      $     --
                                                       ========    ========      ========



Supplemental Cash Flow Information:
  Interest paid                                        $      -    $      -      $      -
                                                       ========    ========      ========
  Taxes paid                                           $      -    $      -      $      -
                                                       ========    ========      ========

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                   Common Stock        Additional    During the
                                              -----------------------    Paid-In     Development
                                                Shares       Amount      Capital        Stage         Totals
                                              ----------   ----------   ----------   -----------    ----------
  Balance -  December 22, 1988                        --   $       --   $       --   $        --    $       --

  Stock issued for cash -  April 14, 1989        113,000            1          149            --           150
  Stock issued for cash - May 12, 1989         1,315,000           13        3,987            --         4,000
  Stock issued for cash - November 10, 1989    2,622,000           26        7,974            --         8,000
  Stock issued for cash - December 5, 1989       450,000            5        1,345            --         1,350
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31,                       4,500,000           45       13,455            --        13,500
                                              ----------   ----------   ----------   -----------    ----------

  Write-off deferred offering costs                   --           --           --       (10,661)      (10,661)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31,                       4,500,000           45       13,455       (10,661)        2,839
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --        (1,309)       (1,309)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31,                       4,500,000           45       13,455       (11,970)        1,530
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --           (10)          (10)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1992                  4,500,000           45       13,455       (11,980)        1,520
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --            (9)           (9)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1993                  4,500,000           45       13,455       (11,989)        1,511
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --          (859)         (859)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1994                  4,500,000           45       13,455       (12,848)          652
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --          (192)         (192)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1995                  4,500,000           45       13,455       (13,040)          460
                                              ----------    ----------  ----------   -----------    ----------
  Net loss for year                                   --           --           --        (4,988)       (4,988)
                                              ----------   ----------   ----------   -----------    ----------

  Balance - December 31, 1996                  4,500,000           45       13,455       (18,028)       (4,528)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --       (12,270)      (12,270)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1997                  4,500,000           45       13,455       (30,298)      (16,798)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --        (6,059)       (6,059)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1998                  4,500,000           45       13,455       (36,357)      (22,857)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --        (9,901)       (9,901)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 1999                  4,500,000           45       13,455       (46,258)      (32,758)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --       (10,611)      (10,611)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 2000                  4,500,000           45       13,455       (56,869)      (43,369)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for year                                   --           --           --       (11,863)      (11,863)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - December 31, 2001                  4,500,000           45       13,455       (68,732)      (55,232)
                                              ----------   ----------   ----------   -----------    ----------
  Net loss for period                                 --           --           --        (8,304)       (8,304)
                                              ----------   ----------   ----------   -----------    ----------
  Balance - June 30, 2002                      4,500,000   $       45   $   13,455   $   (77,036)   $  (63,536)
                                              ==========   ==========   ==========   ===========    ==========

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated: August 13, 2002.



                                        By:  s/Wm. Ernest Simmons
                                           ---------------------------------
                                           Wm. Ernest Simmons
                                           President