Form 10QSB
period 2002-09-30
GENESIS COMPANIES GROUP INC
filed 2002-11-12
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2002, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2002, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

     We generated no revenues during the nine month period ended September 30, 2002. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.1 Certification of Financial Statements Pursuant to Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
               For the Nine Month Period Ended September 30, 2002

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2002 and the related statements of operations for the three month and nine month period ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
November 4, 2002

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)




                                                     September 30, December 31,
                                                         2002         2001
                                                       --------     ---------
ASSETS:

Current Assets:
  Cash                                                 $     --      $     --
                                                       --------      --------
TOTAL ASSETS                                           $     --      $     --
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                     $ 49,560      $ 38,930
  Short-term Borrowings from Shareholders                16,302        16,302
                                                       --------      --------
TOTAL CURRENT LIABILITIES                                65,862        55,232
                                                       --------      --------

Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                              45            45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                         --            --
  Additional paid-in capital                             13,455        13,455
  Deficit accumulated during the development stage      (79,362)      (68,732)
                                                       --------      --------
Total Stockholders' Deficit                             (65,862)      (55,232)
                                                       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $     --      $     --
                                                       ========      ========

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                Three Months Ended        Nine Months Ended      December 27, 1988
                                   September 30,            September 30,          (Inception to
                             ------------------------  ------------------------    September 30,
                                 2002         2001        2002          2001            2002
                             -----------  -----------  -----------  -----------     -----------
INCOME                       $        --  $        --  $        --  $        --     $        --

OPERATING EXPENSES:
Professional Fees                  2,278        2,427        7,729        6,616          50,957
Registration Fees                     --           --          215           --           3,883
Administrative Expenses               48           25        2,686          772          24,522
                             -----------  -----------  -----------  -----------     -----------
Total Operating Expenses           2,326        2,452       10,630        7,388          79,362
                             -----------  -----------  -----------  -----------     -----------

Net Loss from Operations     $    (2,326) $    (2,452) $   (10,630) $    (7,388)    $   (79,362)
                             ===========  ===========  ===========  ===========     ===========

Weighted average number of
  shares outstanding           4,500,000    4,500,000    4,500,000    4,500,000


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


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Nine Months Ended  December 22, 1988
                                                         September 30,     (Inception to
                                                      ------------------    September 30,
                                                        2002      2001          2002
                                                      --------  --------      --------
Cash Flows From Operating Activities:
  Net (Loss)                                          $(10,630) $ (7,388)     $(64,257)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                      10,630     7,388        34,455
                                                      --------  --------      --------
                                                        10,630     7,388        34,455
                                                      --------  --------      --------
Net Cash Used in Operating Activities                       --        --       (29,802)
                                                      --------  --------      --------

Cash Flow From Financing Activities:
  Issuance of Common Stock                                  --        --        13,500
  Proceeds from Short-term Borrowings - Shareholder         --        --        16,302
                                                      --------  --------      --------
  Net Cash Provided By Financing Activities                 --        --        29,802
                                                      --------  --------      --------
Increase (Decrease) in Cash                                 --        --            --

Cash and Cash Equivalents - Beginning of period             --        --            --
                                                      --------  --------      --------
Cash and Cash Equivalents - End of period             $     --  $     --      $     --
                                                      ========  ========      ========


Supplemental Cash Flow Information:
  Interest paid                                       $     --  $     --      $     --
                                                      ========  ========      ========
  Taxes paid                                          $     --  $     --      $     --
                                                      ========  ========      ========

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Deficit
                                                                            Accumulated
                                              Common Stock      Additional  During the
                                           -------------------   Paid-In    Development
                                             Shares     Amount    Capital      Stage       Totals
                                           -----------  ------  ----------  -----------  -----------
Balance -  December 22, 1988               $        --  $   --  $       --  $        --  $        --

Stock issued for cash -  April 14, 1989        113,000       1         149           --          150
Stock issued for cash - May 12, 1989         1,315,000      13       3,987           --        4,000
Stock issued for cash - November 10, 1989    2,622,000      26       7,974           --        8,000
Stock issued for cash - December 5, 1989       450,000       5       1,345           --        1,350
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1989                  4,500,000      45      13,455           --       13,500
                                           -----------  ------  ----------  -----------  -----------
Write-off deferred offering costs                   --      --          --      (10,661)     (10,661)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1990                  4,500,000      45      13,455      (10,661)       2,839
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                  --       --          --       (1,309)      (1,309)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1991                  4,500,000      45      13,455      (11,970)       1,530
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --          (10)         (10)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1992                  4,500,000      45      13,455      (11,980)       1,520
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --           (9)          (9)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1993                  4,500,000      45      13,455      (11,989)       1,511
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --         (859)        (859)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1994                  4,500,000      45      13,455      (12,848)         652
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --         (192)        (192)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1995                  4,500,000      45      13,455      (13,040)         460
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --       (4,988)      (4,988)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1996                  4,500,000      45      13,455      (18,028)      (4,528)
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --      (12,270)     (12,270)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1997                  4,500,000      45      13,455      (30,298)     (16,798)
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --       (6,059)      (6,059)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1998                  4,500,000      45      13,455      (36,357)     (22,857)
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --       (9,901)      (9,901)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 1999                  4,500,000      45      13,455      (46,258)     (32,758)
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --      (10,611)     (10,611)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 2000                  4,500,000      45      13,455      (56,869)     (43,369)
                                           -----------  ------  ----------  -----------  -----------
Net loss for year                                   --      --          --      (11,863)     (11,863)
                                           -----------  ------  ----------  -----------  -----------
Balance - December 31, 2001                  4,500,000      45      13,455      (68,732)     (55,232)
                                           -----------  ------  ----------  -----------  -----------
Net loss for period                                 --      --          --      (10,630)     (10,630)
                                           -----------  ------  ----------  -----------  -----------
Balance - September 30, 2002                 4,500,000  $   45  $   13,455  $   (79,362) $   (65,862)
                                           ===========  ======  ==========  ===========  ===========

                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated: November 11, 2002.



                                        By:    s/Wm. Ernest Simmons
                                           ------------------------------------
                                           Wm. Ernest Simmons, President


                                 CERTIFICATIONS


I, Wm. Ernest Simmons, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Genesis Companies Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 11, 2002                   s/Wm. Ernest Simmons
                                           -------------------------------------
                                           Wm. Ernest Simmons,
                                           Chief Executive Officer and
                                           Chief Financial Officer