Form 10-K
period 2002-12-31
GENESIS COMPANIES GROUP INC
filed 2003-03-31
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

        Securities registered under to Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 28, 2003: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2003, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Five Pages.
                  Exhibit Index is Located at Page Twenty Four.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................5
Item 3.       Legal Proceedings................................................5
Item 4.       Submission of Matters to a Vote of Security Holders..............5

PART II
Item 5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters..................................5
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................5
Item 7.       Financial Statements.............................................6
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................16

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........16
Item 10.      Executive Compensation..........................................17
Item 11.      Security Ownership of Certain Beneficial Owners and Management..18
Item 12.      Certain Relationships and Related Transactions..................19

PART IV
Item 13.      Exhibits and Reports of Form 8-K................................20
Item 14.      Controls and Procedures.........................................20

SIGNATURES....................................................................22

EXHIBIT INDEX.................................................................24

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Genesis  Companies Group,  Inc. ("we," "our," "us," or the "Company"),  was
incorporated under the laws of the State of Delaware on December 22, 1988, for the purpose of engaging in any lawful activity. On or about March 29, 1990, we filed a registration statement on Form S-18 with the Securities and Exchange Commission, wherein we attempted to register 20,000 Units, each Unit consisting of 100 shares of our Common Stock and 100 Class A, Class B and Class C Common Stock Purchase Warrants. This registration statement was subsequently voluntarily abandoned by us prior to effectiveness due to adverse market conditions. Other than filing and abandoning of the aforesaid registration statement, the only activities undertaken by us since our inception has been the issuing of 4,500,000 shares of our common stock to our original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500 (average price of $0.003 per share) and which shares are presently held by 8 persons. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of our common stock until such time as we have successfully consummated a merger or acquisition and we are no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in our securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with our legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of our securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     Management is of the opinion that our business objectives remain viable, despite our failure to merge with or acquire another business entity to date. Our management continues to review potential merger candidates and acquisition opportunities.

Employees

     We have no full time employees. Our officers and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their devoting an aggregate of approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III, ITEM 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for our securities, which assets or business is determined to be desirable for our objectives.

     Our principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which offices are provided by Wm. Ernest Simmons, an officer, director and shareholder of our Company, on a rent free basis pursuant to an oral agreement. Mr. Simmons has advised us that he is agreeable to maintaining this situation until we successfully consummate an acquisition or merger. It is anticipated that this arrangement will be suitable for the our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for our common or preferred equity.

     (b) Holders. There are eight (8) holders of our Common Stock.

     (c) Dividends.

         (1) We have not paid any dividends on our Common Stock. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ending December 31, 2003, unless we successfully consummate a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward looking statements.

     (a) Plan of Operation.

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this report.

     Our Board of Directors intends to provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     We have no full time employees. Our President and Treasurer and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III, ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - Resumes."

     Because we presently have nominal overhead and do not have any other material financial obligations, management believes that our short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into our Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available us through any means.

ITEM 7.  FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period December 22, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period, December 22, 1988 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado
March 20, 2003

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                            2002         2001
                                                          --------     --------
ASSETS:

Current Assets:
  Cash                                                    $     --     $     --
                                                          --------     --------

TOTAL ASSETS                                              $     --     $     --
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable                                        $ 48,873     $ 38,930
  Short-term borrowings from shareholders                   19,302       16,302
                                                          --------     --------

TOTAL LIABILITIES                                           68,175       55,232
                                                          --------     --------
Stockholders' Equity (Deficit):
  Preferred stock, $.00001 par value, 10,000,000
    shares authorized                                           --           --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45           45
  Additional paid-in capital                                13,455       13,455
  Deficit accumulated during the development stage         (81,675)     (68,732)
                                                          --------     --------

Total Stockholders' Deficit                                (68,175)     (55,232)
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     --     $     --
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                          Year Ended          December 22, 1988
                                         December 31,           (Inception to
                                  ------------------------       December 31,
                                     2002           2001             2002
                                  ---------      ---------     ----------------




INCOME                            $      --      $      --     $             --

OPERATING EXPENSES:

Professional Fees                     4,707          6,547               47,935
Registration Fees                        --             --                3,668
Administrative Expenses               8,236          5,316               30,072
                                  ---------      ---------     ----------------

Total Operating Expenses             12,943         11,863               81,675
                                  ---------      ---------     ----------------

Net Loss from Operations          $ (12,943)     $ (11,863)    $        (81,675)
                                  =========      =========     =================

Weighted average number of
  shares outstanding              4,500,000      4,500,000             4,500,000
                                  =========      =========     =================

Net Loss Per Share                $     (*)      $     (*)     $             (*)
                                  =========      =========     =================

* Less than $0.01 per share

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                               (Indirect Method)


                                                     Year Ended       December 22, 1988
                                                     December 31,       (Inception to
                                                  ------------------     December 31,
                                                    2002      2001           2002
                                                  --------  --------  -----------------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                      $(12,943) $(11,863) $         (81,675)
   Changes in assets and liabilities:
    Increase in  accounts payables                   9,943    11,863             48,873
                                                  --------  --------  -----------------
                                                     9,943    11,863             48,873
                                                  --------  --------  -----------------
Net Cash Used in Operating Activities               (3,000)       --            (32,802)
                                                  --------  --------  -----------------
Cash Flow From Financing Activities:
  Short-term borrowings from shareholders            3,000        --             19,302
  Issuance of common stock                              --        --             13,500
                                                  --------  --------  -----------------
  Net Cash Provided By Financing Activities          3,000        --             32,802
                                                  --------  --------  -----------------

Increase (Decrease) in Cash                             --        --                 --

Cash and Cash Equivalents - Beginning of period         --        --                 --
                                                  --------  --------  -----------------

Cash and Cash Equivalents - End of period         $     --        --  $              --
                                                  ========  ========  =================


Supplemental Cash Flow Information:
  Interest paid                                   $     --  $     --  $              --
                                                  ========  ========  =================
  Taxes paid                                      $     --  $     --  $              --
                                                  ========  ========  =================

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLKDERS' EQUITY



                                                                                 Deficit
                                                                               Accumulated
                                                  Common Stock     Additional  During the
                                               ------------------   Paid-In    Development
                                                 Shares    Amount   Capital       Stage       Totals
                                               ----------  ------  ----------  -----------  ----------
Balance -  December 22, 1988                           --  $   --  $       --  $        --  $       --

Stock issued for cash -  April 14, 1989           113,000       1         149           --         150
Stock issued for cash - May 12, 1989            1,315,000      13       3,987           --       4,000
Stock issued for cash - November 10, 1989       2,622,000      26       7,974           --       8,000
Stock issued for cash - December 5, 1989          450,000       5       1,345           --       1,350
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1989                     4,500,000      45      13,455           --      13,500
                                               ----------  ------  ----------  -----------  ----------
Write-off deferred offering costs                      --      --          --      (10,661)    (10,661)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1990                     4,500,000      45      13,455      (10,661)      2,839
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --       (1,309)     (1,309)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1991                     4,500,000      45      13,455      (11,970)      1,530
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --          (10)        (10)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1992                     4,500,000      45      13,455      (11,980)      1,520
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --           (9)         (9)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1993                     4,500,000      45      13,455      (11,989)      1,511
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --         (859)       (859)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1994                     4,500,000      45      13,455      (12,848)        652
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --         (192)       (192)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1995                     4,500,000      45      13,455      (13,040)        460
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --       (4,988)     (4,988)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1996                     4,500,000      45      13,455      (18,028)     (4,528)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --      (12,270)    (12,270)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1997                     4,500,000      45      13,455      (30,298)    (16,798)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --       (6,059)     (6,059)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1998                     4,500,000      45      13,455      (36,357)    (22,857)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --       (9,901)     (9,901)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 1999                     4,500,000      45      13,455      (46,258)    (32,758)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --      (10,611)    (10,611)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 2000                     4,500,000      45      13,455      (56,869)    (43,369)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --      (11,863)    (11,863)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 2001                     4,500,000      45      13,455      (68,732)    (55,232)
                                               ----------  ------  ----------  -----------  ----------
Net loss for year                                      --      --          --      (12,943)    (12,943)
                                               ----------  ------  ----------  -----------  ----------
Balance - December 31, 2002                     4,500,000  $   45  $   13,455   $  (81,675) $  (68,175)
                                               ==========  ======  ==========   ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1   -General
         --------
         The Company

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 2   -Summary of Significant Accounting Policies: (Continued)
         --------------------------------------------------------

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

NOTE 3   - Income Taxes:
         --------------
         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                $81,675
            Valuation allowance for deferred tax assets     (81,675)
                                                            -------
         Net deferred tax assets                            $     -
                                                            =======

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $81,675 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2003.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 4   - Related Party Transactions:
         -----------------------------
         Short term borrowing from shareholders

         The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers, which were still outstanding at December 31, 2002. Notes payable to officers are unsecured and bare interest at 8%.

NOTE 5   - Going Concern
         ---------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no cash and its current liabilities exceed current assets by $68,175.

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

     Our Directors and Officers as of the date of this report are as follows:

         Name                      Age              Position
         ----                      ---              --------

         Wm. Ernest Simmons        64               President, Treasurer and
                                                    Director

         Frances I. Simmons        64               Secretary and Director

     All Directors of our Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     Frances I. Simmons is the wife of Wm. Ernest Simmons. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Wm. Ernest Simmons currently is, and has been since inception of our Company in 1988, the President and a Director of our Company. He was appointed to the position of Treasurer on December 31, 2000, to fill the vacancy created by the resignation of Harry G. Titcombe, Jr. From December 1991 through December 1999, he was also the President and director of Yaak River Resources, Inc., a publicly traded company engaged in the mining business. In addition to his service to us, Mr. Simmons is also currently a consultant for the ER-SHI-JU Company, Ltd., Mongolia and the "Bornuur" Company, both of which have common interests in a large agricultural project in north central Mongolia. From December 1997 until March 1999, Mr. Simmons was a consultant/operations manager to Itec Minerals, a Canadian firm employing advanced technology to purge mined sites and waste disposal areas of their contaminants. From January 1995 through May 1998, Mr. Simmons was Director-General of the "Bumbat" Company Ltd., Zaamar Sum, Mongolia, a Mongolian-Canadian joint venture mining operation where his responsibilities included acquisitions and mobilization of all equipment and supplies, preparation and construction of mill sites and mining site operations and other managerial matters associated with the exploration and development of hard rock gold mines. From February 1991 through July 1994, Mr. Simmons was a life and health insurance agent in Denver, Colorado with New York Life Insurance Company. From 1978 to 1990, Mr. Simmons served as

Manager of U.S. Operations for Mining Corporation, Inc., of Lakewood, Colorado. From February 1987 through December 1989, Mr. Simmons was president and a director of Bluestone Capital, Inc., a publicly held "blind pool" Colorado corporation. From March, 1986 through July, 1994, Mr. Simmons was president and a director of Yaak River Mines, Ltd., a Colorado corporation also defined as a public "shell" company. Mr. Simmons received a Bachelor's of Science Degree in Business Administration from Regis University, Denver, Colorado, in 1987 and received the Degree of Mining Technologist from Haileybury School of Mines in 1973. Mr. Simmons devotes approximately 20 hours per month to our business.

     Frances I. Simmons has been Secretary and a director of our Company since December 31, 2000, at which time she was appointed to fill the vacancies created in those positions by the resignation of Harry G. Titcombe, Jr. Mrs. Simmons has been a retired registered nurse in excess of five years. For the twenty years prior to her retirement, she held administrative positions in accounting and payroll departments of hospitals in Canada and for Minina Corporation, Inc., Noranda Exploration, Breast Imaging and an allergy clinic in the United States. Mrs. Simmons obtained her registered nursing certification from St. Mary's Hospital, Timmins, Ontario, Canada, in 1960. Mrs. Simmons devotes approximately 20 hours per month to our business.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 2002, as all issued and outstanding share certificates issued by us are presently held in escrow with our legal counsel until such time as we successfully consummate a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2002 and 2001 of our chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
                                          ---------------------------------
                    Annual Compensation           Awards            Payouts
                  ----------------------  ------------------------  -------
                                  Other
                                 Annual   Restricted   Securities            All Other
 Name and                        Compen-    Stock      Underlying     LTIP    Compen-
 Principal        Salary  Bonus  sation    Award(s)   Options/SARs  Payouts   sation
 Position   Year   ($)     ($)     ($)       ($)           (#)        ($)       ($)
----------  ----  ------  -----  -------  ----------  ------------  -------  ---------
Wm. Ernest  2002  $    0  $   0  $     0  $        0        0       $     0  $       0
Simmons,    2001  $    0  $   0  $     0  $        0        0       $     0  $       0
President,
Treasurer &
Director


     It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2003, except in the event we successfully consummate a business combination, of which there is no assurance.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2002 or 2001.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2002.

Incentive Stock Option Plan

     We have adopted an incentive stock option plan for key employees, including officers and directors (the "Plan"). We have reserved a maximum of 2,500,000 Common Shares to be issued upon the exercise of options granted under the Plan. The Plan is intended to qualify as an "incentive stock option plan" under
Section 422A of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the Plan at exercise prices at least equal to the fair market value per share of the Common Stock on the respective dates of grant and will be subject to the limitations provided by the Code. However, options may be granted to officers and/or directors or others who own more than 10% of the outstanding Common Stock only at an option price which, on the date granted, is at least 110% of the fair market value of the Common Stock. With respect to options granted pursuant to Section 422A, employees will not recognize taxable income upon either the grant or exercise of such options. We will not be entitled to any compensating deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The Plan is administered by the Board of Directors. No options have been granted under the Plan as of the date of this report and no options will be granted until such time as we have successfully consummated a business combination.

     No other retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                  Amount and Nature of
                       Name and Address               Beneficial        Percent
Title of Class       of Beneficial Owner              Ownership         of Class
--------------       -------------------              ---------         --------
Common           Wm. Ernest Simmons (1)               1,206,000           26.8%
                 830 S. Kline Way
                 Lakewood, Colorado  80226

Common           Frances I. Simmons (1)                       0             *
                 830 S. Kline Way
                 Lakewood, Colorado  80226

Common           Harry G. Titcombe, Jr.               1,206,000           26.8%
                 3932 South Atchison Way #E
                 Aurora, Colorado  80014

Common           Susan K. Sunsvold                    1,000,000           22.2%
                 5121 S. Ironton Way
                 Englewood, Colorado  80111

Common           Heather E. Nutting                     315,000            7.0%
                 9035 W. 5th Place
                 Lakewood, Colorado  80226

Common           John D. Brasher, Jr.                   283,500            6.3%
                 3773 Cherry Creek Drive No.
                 Suite 615
                 Denver, Colorado  80209

Common           All Officers and Directors
                 as a Group                           1,206,000           28.8%
                 (2 persons)
---------------------
*        Less than 1%

(1) Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Wm. Ernest Simmons, the President, Treasurer and a director of our Company, has loaned us an aggregate of $19,302 to cover general and administrative costs incurred by us. This loan is expected to be repaid when we successfully consummate a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

     Mr. Simmons also provides us with our principal office space, which space is provided to us on a rent free basis.

     There were no other related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits
            --------

     3.1*   Certificate and Articles of Incorporation and Amendments thereto.

     3.2*   Bylaws

     4.1*   Copies of All Lock-up Agreements by the Company's Shareholders

    99.2 Certification of Financial Statements in Accordance With Sarbanes-Oxley Act of 2002
-----------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 15, 1995, and are incorporated by reference herein.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer, who is also our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003

                                       GENESIS COMPANIES GROUP, INC.
                                       (Registrant)


                                       By:  s/Wm. Ernest Simmons
                                          --------------------------------------
                                          Wm. Ernest Simmons,
                                          President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.


s/Wm. Ernest Simmons
----------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director


s/Frances I. Simmons
----------------------------------
Frances I. Simmons
Secretary and Director



                                 CERTIFICATIONS


I, Wm. Ernest Simmons, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Genesis Companies Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  my  conclusions   about  the
               effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003                    s/Wm. Ernest Simmons
                                       -----------------------------------------
                                       Wm. Ernest Simmons,
                                       Chief Executive Officer and
                                       Chief Financial Officer

                          GENESIS COMPANIES GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBITS                                                                Page No.
--------                                                                --------

  99.2       Certification of Financial Statements in Accordance with
             Sarbanes-Oxley Act of 2002                                       25