Form 10QSB
period 2003-03-31
GENESIS COMPANIES GROUP INC
filed 2003-05-14
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 13, 2003, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2003, are attached hereto.

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

     We generated no revenues during the three month period ended March 31, 2003. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 3.           CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this amended quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.3 Certification of Financial Statements Pursuant to Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three-Months Ended March 31, 2003

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2003 and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 20, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
May 5, 2003

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                          March 31, December 31,
ASSETS                                                      2003        2002
                                                          --------    --------

Current Assets
 Cash                                                     $     --    $     --
                                                          --------    --------
  Total Currents Assets                                         --          --
                                                          --------    --------
TOTAL ASSETS                                              $     --    $     --
                                                          ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                                 $ 51,538    $ 48,873
 Accrued expenses                                           19,302      19,302
                                                          --------    --------
  Total Current Liabilities                                 70,840      68,175
                                                          --------    --------
Stockholders' Equity
 Preferred stock, $.00001 par value, 10,000,000 shares
   authorized, issued and outstanding - none                    --          --
 Common stock, par value $.00001, 100,000,000 shares
  authorized, 4,500,000 issued and outstanding
  at March 31, 2003 and December 31, 2002, respectively         45          45
 Additional paid-in capital                                 13,455      13,455
 Deficit accumulated during the development stage          (84,340)    (81,675)
                                                          --------    --------
  Total Stockholders' Equity                               (70,840)    (68,175)
                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     --    $     --
                                                          ========    ========


             See accompanying notes and accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                   For the Three Months Ended December 22, 1988
                                            March 31,          (Inception) to
                                    ------------------------      March 31,
                                       2003         2002            2003
                                    ----------   ----------   -----------------

REVENUES:                           $       --   $       --   $              --

EXPENSES:
 Professional fees                       2,237        3,679              50,172
 Registration fees                          --          215               3,668
 Administrative expenses                   428        1,318              30,500
                                    ----------   ----------   -----------------
  Total Operating Expenses               2,665        5,212              84,340
                                    ----------   ----------   -----------------
OTHER REVENUES & EXPENSES:
 Interest expense                           --           --                  --
 Interest income                            --           --                  --
                                    ----------   ----------   -----------------
  Total Other Revenues & Expenses           --           --                  --
                                    ----------   ----------   -----------------

NET LOSS                            $   (2,665)  $   (5,212)  $         (84,340)
                                    ==========   ==========   =================

Per share information
   Weighted average number
     of common shares outstanding    4,500,000    4,500,000
                                    ==========   ==========

Net Loss per common share           $       --   $       --
                                    ==========   ==========

             See accompanying notes and accountant's review report.


                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                                Deficit
                                                              Accumulated
                                    Common Stock   Additional    During       Total
                                  ----------------   Paid-In  Development  Stockholders'
                                    Shares  Amount   Capital     Stage        Equity
                                  --------- ------ ---------- -----------  -------------

Balance - December 31, 2001       4,500,000 $   45 $   13,455 $   (68,732) $     (55,232)

Net loss                                  -      -          -     (12,943)       (12,943)
                                  --------- ------ ---------- -----------  -------------
Balance - December 31, 2002       4,500,000     45     13,455     (81,675)       (68,175)
                                  --------- ------ ---------- -----------  -------------

Net loss                                  -      -          -      (2,665)        (2,665)
                                  --------- ------ ---------- -----------  -------------
Balance - March 31, 2003          4,500,000 $   45 $   13,455 $   (84,340) $     (70,840)
                                  ========= ====== ========== ===========  =============


             See accompanying notes and accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                  (Unaudited)


                                                 For the Three Months Ended  December 22, 1988
                                                          March 31,           (Inception) to
                                                      -----------------           March 31,
                                                       2003      2002               2003
                                                      -------   -------      -----------------
Cash Flows from Operating Activities:
  Net Loss                                            $(2,665)  $(5,212)     $         (84,340)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable             2,665     5,212                 51,538
                                                      -------   -------      -----------------
Net Cash Used in Operating Activities                      --        --                (32,802)
                                                      -------   -------      -----------------
Cash Flows from Investing Activities
  Capital expenditures                                     --        --                     --
                                                      -------   -------      -----------------
Cash Flows Used in Investing Activities                    --        --                     --
                                                      -------   -------      -----------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                       --        --                 13,500
  Proceeds from short-term borrowing - shareholders        --        --                 19,302
                                                      -------   -------      -----------------
Cash Flows Provided by Financing Activities                --        --                 32,802
                                                      -------   -------      -----------------
Net Increase (Decrease) in cash and cash equivalents       --        --                     --

Cash and cash equivalents - beginning of period            --        --                     --
                                                      -------   -------      -----------------
Cash and cash equivalents - end of period             $    --   $    --      $              --
                                                      =======   =======      =================

Supplemental information:
    Cash paid for interest                            $    --   $    --      $              --
                                                      =======   =======      =================
    Cash paid for income taxes                        $    --   $    --      $              --
                                                      =======   =======      =================


             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated: May 13, 2003.



                                        By:   s/Wm. Ernest Simmons
                                           -------------------------------------
                                           Wm. Ernest Simmons, President


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


Dated: May 13, 2003                         s/Wm. Ernest Simmons
                                            ------------------------------------
                                            Wm. Ernest Simmons,
                                            Chief Executive Officer and
                                            Chief Financial Officer