Form 10QSB
period 2003-09-30
GENESIS COMPANIES GROUP INC
filed 2003-11-13
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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
----      ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2003, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2003, are attached hereto.

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

     We generated no revenues during the nine month period ended September 30, 2003. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         None

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2003 and the related statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the related cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 20, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Michael Johnson & Co., LLC

Michael Johnson & Co., LLC.
Denver, Colorado
November 3, 2003

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)


                                                      September 30, December 31,
                                                          2003         2002
                                                        --------     --------
ASSETS:

Current Assets:
  Cash                                                  $     --     $     --
                                                        --------     --------

TOTAL ASSETS                                            $     --     $     --
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                      $ 57,042     $ 48,873
  Short-term Borrowings from Shareholders                 19,302       19,302
                                                        --------     --------

TOTAL CURRENT LIABILITIES                                 76,344       68,175
                                                        --------     --------
Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                               45           45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                          --           --
  Additional paid-in capital                              13,455       13,455
  Deficit accumulated during the development stage       (89,844)     (81,675)
                                                        --------     --------

Total Stockholders' Deficit                              (76,344)     (68,175)
                                                        --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     --     $     --
                                                        ========     ========

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                Three Months Ended          Nine Months Ended      December 22, 1988
                                   September 30,               September 30,         (Inception) to
                             ------------------------    ------------------------     September 30,
                                 2003         2002           2003         2002            2003
                             -----------  -----------    -----------  -----------      -----------
INCOME                       $        --  $        --    $        --  $        --      $        --


OPERATING EXPENSES:
Professional Fees                  2,199        1,772          6,773        5,451           54,708
Registration Fees                     --           --             --          215            3,668
Administrative Expenses              428        1,320          1,396        2,638           31,468
                             -----------  -----------    -----------  -----------      -----------
Total Operating Expenses           2,627        3,092          8,169        8,304           89,844
                             -----------  -----------    -----------  -----------      -----------

Net Loss from Operations     $    (2,627) $    (3,092)   $    (8,169) $    (8,304)     $   (89,844)
                             ===========  ===========    ===========  ===========      ===========

Weighted average number of
  shares outstanding           4,500,000    4,500,000      4,500,000    4,500,000

Net Loss Per Share                 $ (*)  $        (*)   $       (*)  $        (*)
                             ===========  ===========    ==========   ===========

*Less than $0.01 per share

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)


                                                        Nine Months Ended   December 22, 1988
                                                          September 30,     (Inception) thru
                                                      --------------------    September 30,
                                                        2003        2002           2003
                                                      --------    --------       --------
Cash Flows From Operating Activities:
  Net (Loss)                                          $ (8,169)   $ (8,304)      $(89,844)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                       8,169       8,304         57,042
                                                      --------    --------       --------
                                                         8,169       8,304         57,042
                                                      --------    --------       --------
Net Cash Used in Operating Activities                       --          --        (32,802)
                                                      --------    --------       --------
Cash Flow From Financing Activities:
  Issuance of Common Stock                                  --          --         13,500
  Proceeds from Short-term Borrowings - Shareholder         --          --         19,302
                                                      --------    --------       --------
  Net Cash Provided By Financing Activites                  --          --         32,802
                                                      --------    --------       --------

Increase (Decrease) in Cash                                 --          --             --

Cash and Cash Equivalents - Beginning of period             --          --             --
                                                      --------    --------       --------

Cash and Cash Equivalents - End of period             $     --    $     --       $     --
                                                      ========    ========       ========

Supplemental Cash Flow Information:
  Interest paid                                       $     --    $     --       $     --
                                                      ========    ========       ========
  Taxes paid                                          $     --    $     --       $     --
                                                      ========    ========       ========


                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                    Deficit
                                                                  Accumulated
                                   Common Stock       Additional  During the
                               ---------------------    Paid-In   Development
                                 Shares      Amount     Capital      Stage       Totals
                               ---------   ---------   ---------   ---------    ---------
Balance -  December 31, 2001   4,500,000   $      45   $  13,455   $ (68,732)   $ (55,232)

Net loss for year                     --          --          --     (12,943)     (12,943)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2002    4,500,000          45      13,455     (81,675)     (68,175)
                               ---------   ---------   ---------   ---------    ---------

Net loss for period                   --          --          --      (8,169)      (8,169)
                               ---------   ---------   ---------   ---------    ---------
Balance - September 30, 2003   4,500,000   $      45   $  13,455   $ (89,844)   $ (76,344)
                               =========   =========   =========   =========    =========


                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                                       GENESIS COMPANIES GROUP, INC.
                                       (Registrant)

                                       Dated: November 11, 2003.



                                       By:   s/Wm. Ernest Simmons
                                          --------------------------------------
                                          Wm. Ernest Simmons, President