Form 10KSB
period 2003-12-31
GENESIS COMPANIES GROUP INC
filed 2004-03-30
CIK 862320

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

                   For the fiscal year ended December 31, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 30, 2004: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2004, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property..........................................7
Item 3.       Legal Proceedings................................................8
Item 4.       Submission of Matters to a Vote of Security Holders..............8

PART II
Item 5.       Market for the Registrant's Common Equity and Related
                   Stockholder Matters.........................................8
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8
Item 7.       Financial Statements............................................12
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................22

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........22
Item 10.      Executive Compensation..........................................23
Item 11.      Security Ownership of Certain Beneficial Owners and Management..24
Item 12.      Certain Relationships and Related Transactions..................25

PART IV
Item 13.      Exhibits and Reports of Form 8-K................................26
Item 14.      Controls and Procedures.........................................26

SIGNATURES....................................................................28

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

     Our business plan is subject to numerous risk factors, including the following:

     We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our proposed operations are speculative. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     There is no agreement for any business combination or other transaction and no standards for a business combination have been established. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Our management will maintain control of our company until a merger or acquisition is consummated and they devote only limited time to our business activities. While seeking a business combination, management anticipates devoting up to twenty hours per month to our business activities. None of our officers has entered into a written employment agreement with us and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of any of these individuals could adversely affect our development and our likelihood of continuing operations. See "Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business.

Management has adopted a policy that if we seek a merger with, or acquisition of, any entity in which any member of our management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest, such members of management shall abstain from voting in their respective capacity.

     Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

     Our proposed activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business opportunity. Consequently, our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our future operations.

     We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

     A business combination involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our company. Any business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our company and a corresponding reduction in or elimination of their participation in our future affairs.

     There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

     There are disadvantages of a blank check offering. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     The requirement of audited financial statements may disqualify a business opportunity. Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements.

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

     (b) Holders. There are eight (8) holders of our Common Stock.

     (c) Dividends.

     (1) We have not paid any dividends on our Common Stock. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ending December 31, 2004, unless we successfully consummate a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party regarding the same.

     We have no full time employees. Our President and Treasurer has agreed to allocate a portion of his time to our business activities, without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Part II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, as well as those of the other parties, the management of the opportunity and our relative negotiation strength.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Liquidity and Capital Resources

     At December 31, 2003, we had no cash. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future. See "Part III,
Item 12, Certain Relationships and Related Transactions," below.

Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002. During the year ended December 31, 2003, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period December 22, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period, December 22, 1988 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. . Management's plans in regard to these matters are described in Note 1. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.



s/Michael Johnson & Company, LLC

Denver, Colorado
March 17, 2004

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                            2003         2002
                                                          --------     --------
ASSETS:

Current Assets:
  Cash                                                    $     --     $     --
                                                          --------     --------
TOTAL ASSETS                                              $     --     $     --
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued interest                   $ 58,225     $ 49,873
  Short-term borrowings from shareholders                   21,302       18,302
                                                          --------     --------

TOTAL LIABILITIES                                           79,527       68,175
                                                          --------     --------

Stockholders' Equity (Deficit):
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                            --           --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45           45
  Additional paid-in capital                                13,455       13,455
  Deficit accumulated during the development stage         (93,027)     (81,675)
                                                          --------     --------

Total Stockholders' Deficit                                (79,527)     (68,175)
                                                          --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $     --     $     --
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                       Year Ended          December 22, 1988
                                      December 31,           (Inception) to
                              --------------------------       December 31
                                  2003           2002             2003
                              -----------    -----------       -----------


INCOME                        $        --    $        --       $        --


OPERATING EXPENSES:
Professional Fees                   8,053          8,236            59,517
Registration Fees                      --             --             3,668
Administrative Expenses             1,835          4,707            28,378
                              -----------    -----------       -----------
 Total Operating Expenses           9,888         12,943            91,563
                              -----------    -----------       -----------

Other Income(Expense)
Interest expense                   (1,464)            --            (1,464)
                              -----------    -----------       -----------

Net Loss from Operations      $   (11,352)   $   (12,943)      $   (93,027)
                              ===========    ===========       ===========

Weighted average number of
  shares outstanding            4,500,000      4,500,000         4,500,000

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

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method

                                                        Year Ended      December 22, 1988
                                                       December 31,       (Inception) to
                                                  --------------------      December 31,
                                                    2003        2002           2003
                                                  --------    --------      -----------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                      $(11,352)   $(12,943)     $   (93,027)
   Changes in assets and liabilities:
    Increase in  accounts payables                   8,352      10,943           58,225
                                                  --------    --------      -----------
                                                     8,352      10,943           58,225
                                                  --------    --------      -----------
Net Cash Used in Operating Activities               (3,000)     (2,000)         (34,802)
                                                  --------    --------      -----------

Cash Flow From Financing Activities:
  Short-term borrowings from shareholders            3,000       2,000           21,302
  Issuance of common stock                              --          --           13,500
                                                  --------    --------      -----------
  Net Cash Provided By Financing Activities          3,000       2,000           34,802
                                                  --------    --------      -----------

Increase (Decrease) in Cash                             --          --               --

Cash and Cash Equivalents - Beginning of period         --          --               --
                                                  --------    --------      -----------

Cash and Cash Equivalents - End of period         $     --    $     --      $        --
                                                  ========    ========      ===========

Supplemental Cash Flow Information:
  Interest paid                                   $     --    $     --      $        --
                                                  ========    ========      ===========
  Taxes paid                                      $     --    $     --      $        --
                                                  ========    ========      ===========


   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Deficit
                                                                         Accumulated
                                              Common Stock   Additional   During the
                                           -----------------  Paid-in    Development
                                             Shares   Amount  Capital       Stage         Totals
                                           ---------  ------  -------   ---------------  --------
Balance -  December 22, 1988                      --  $   --  $    --   $            --        --
Stock issued for cash -  April 14, 1989      113,000       1      149                --       150
Stock issued for cash - May 12, 1989       1,315,000      13    3,987                --     4,000
Stock issued for cash - November 10, 1989  2,622,000      26    7,974                --     8,000
Stock issued for cash - December 5, 1989     450,000       5    1,345                --     1,350
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1989                4,500,000      45   13,455                --    13,500
                                           ---------  ------  -------   ---------------  --------
Write-off deferred offering costs                 --      --       --           (10,661)  (10,661)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1990                4,500,000      45   13,455           (10,661)    2,839
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --            (1,309)   (1,309)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1991                4,500,000      45   13,455           (11,970)    1,530
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --               (10)      (10)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1992                4,500,000      45   13,455           (11,980)    1,520
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --                (9)       (9)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1993                4,500,000      45   13,455           (11,989)    1,511
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --              (859)     (859)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1994                4,500,000      45   13,455           (12,848)      652
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --              (192)     (192)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1995                4,500,000      45   13,455           (13,040)      460
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --            (4,988)   (4,988)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1996                4,500,000      45   13,455           (18,028)   (4,528)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --           (12,270)  (12,270)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1997                4,500,000      45   13,455           (30,298)  (16,798)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --            (6,059)   (6,059)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1998                4,500,000      45   13,455           (36,357)  (22,857)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --            (9,901)   (9,901)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 1999                4,500,000      45   13,455           (46,258)  (32,758)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --           (10,611)  (10,611)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 2000                4,500,000      45   13,455           (56,869)  (43,369)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --           (11,863)  (11,863)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 2001                4,500,000      45   13,455           (68,732)  (55,232)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --           (12,943)  (12,943)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 2002                4,500,000      45   13,455           (81,675)  (68,175)
                                           ---------  ------  -------   ---------------  --------
Net loss for year                                 --      --       --           (11,352)  (11,352)
                                           ---------  ------  -------   ---------------  --------
Balance - December 31, 2003                4,500,000  $   45  $13,455   $       (93,027) $(79,527)
                                           =========  ======  =======   ===============  ========

   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

     Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no cash and its current liabilities exceed current assets by $79,527. The Company has suffered recurring operating losses since inception.

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

NOTE 2 -Summary of Significant Accounting Policies:
        ------------------------------------------

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 2 -Summary of Significant Accounting Policies: (Continued)
        ------------------------------------------------------

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

NOTE 3 - Income Taxes:
         ------------

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

     The Company has deferred income tax assets, which have been fully reserved as follows:

     Deferred tax assets
       Net operating loss carryforwards                $93,027
       Valuation allowance for deferred tax assets     (93,027)
                                                       -------
     Net deferred tax assets                           $     -
                                                       =======

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 3 - Income Taxes: Continued
         -----------------------

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $93,027 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2003.


NOTE 4 - Related Party Transactions:
         --------------------------

     Short term borrowing from shareholders

     The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers, which were still outstanding at December 31, 2003. Notes payable to officers are unsecured and bare interest at 8%.

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

     Our Directors and Officers as of the date of this report are as follows:

         Name                      Age        Position
         ----                      ---        --------

         Wm. Ernest Simmons        65         President, Treasurer and
                                              Director

         Frances I. Simmons        65         Secretary and Director

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

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 2003, as all issued and outstanding share certificates issued by us are presently held in escrow with our legal counsel until such time as we successfully consummate a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2003 and 2002 of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                           Long Term Compensation
                                       -------------------------------
                   Annual Compensation          Awards         Payouts
                  -------------------- ----------------------- -------
                               Other
                               Annual  Restricted  Securities          All Other
 Name and                      Compen-   Stock     Underlying   LTIP    Compen-
 Principal        Salary Bonus sation   Award(s)  Options/SARs Payouts  sation
 Position    Year  ($)    ($)   ($)       ($)          (#)       ($)      ($)
----------   ---- ------ ----- ------- ---------- ------------ ------- --------
Wm. Ernest   2003 $    0 $   0 $     0 $        0       0      $     0 $      0
Simmons,     2002 $    0 $   0 $     0 $        0       0      $     0 $      0
President,
Treasurer &
Director

     It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2004, except in the event we successfully consummate a business combination, of which there is no assurance.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2003 or 2002.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2003.

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

                                                  Amount and Nature of
Title of            Name and Address                    Beneficial      Percent
 Class            of Beneficial Owner                   Ownership       of Class
--------  -------------------------------------   --------------------  --------

Common    Wm. Ernest Simmons (1)                        1,206,000         26.8%
          830 S. Kline Way
          Lakewood, Colorado  80226

Common    Frances I. Simmons (1)                                0           *
          830 S. Kline Way
          Lakewood, Colorado  80226

Common    Harry G. Titcombe, Jr.                        1,206,000         26.8%
          3932 South Atchison Way #E
          Aurora, Colorado  80014

Common    Susan K. Sunsvold                             1,000,000         22.2%
          5121 S. Ironton Way
          Englewood, Colorado  80111

Common    Heather E. Nutting                              315,000          7.0%
          9035 W. 5th Place
          Lakewood, Colorado  80226

Common    John D. Brasher, Jr.                            283,500          6.3%
          3773 Cherry Creek Drive No.
          Suite 615
          Denver, Colorado  80209

Common    All Officers and Directors as a Group         1,206,000         28.8%
          (2 persons)
---------------------
*        Less than 1%

(1) Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since our inception, our executive officers have advanced cash to us to cover our costs of operations. At December 31, 2003, there was a balance due of $21,302 due for these obligations.. This loan is expected to be repaid when we successfully consummate a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

     Mr. Simmons, our President, Treasurer and a director of our Company, also provides us with our principal office space, which space is provided to us on a rent free basis.

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

     (a) Exhibits

     3.1*     Certificate and Articles of Incorporation and Amendments thereto.

     3.2*     Bylaws

     4.1*     Copies of All Lock-up Agreements by the Company's Shareholders

     31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

     32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.
-----------------------

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on February 15, 1995, and are incorporated by reference herein.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)


                                         By: s/Wm. Ernest Simmons
                                            ------------------------------------
                                            Wm. Ernest Simmons,
                                            President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.


s/ Wm, Ernest Simmons
-----------------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director


s/ Frances I. Simmons
----------------------------------------
Frances I. Simmons
Secretary and Director