Form 10QSB
period 2004-03-31
GENESIS COMPANIES GROUP INC
filed 2004-05-14
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2004

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 13, 2004, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2004, are attached hereto.

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

     We generated no revenues during the three month period ended March 31, 2004. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

Plan of Operation

     Genesis Companies Group, Inc. ("we," "our," or the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do not enter into an agreement with such a third party, our Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended March 31, 2004.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three-Months Ended March 31, 2004

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2004 and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
May 7, 2004

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                        March 31,  December 31,
ASSETS                                                    2004        2003
                                                        --------   ------------
Current Assets
 Cash                                                   $     --   $         --
                                                        --------   ------------
  Total Currents Assets                                       --             --
                                                        --------   ------------

TOTAL ASSETS                                            $     --   $         --
                                                        ========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                               $ 62,058   $     58,225
 Accrued expenses                                         21,302         21,302
                                                        --------   ------------
  Total Current Liabilities                               83,360         79,527
                                                        --------   ------------

Stockholders' Equity
 Preferred stock, $.00001 par value, 10,000,000 shares
   authorized, issued and outstanding - none                  --             --
 Common stock, par value $.00001, 100,000,000 shares
  authorized, 4,500,000 issued and outstanding
  at March 31, 2003 and December 31, 2002, respectively       45             45
 Additional paid-in capital                               13,455         13,455
 Deficit accumulated during the development stage        (96,860)       (93,027)
                                                        --------   ------------
  Total Stockholders' Equity                             (83,360)       (79,527)
                                                        --------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     --   $         --
                                                        ========   ============


             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                   For the Three Months Ended  December 22, 1988
                                            March 31,            (Inception) to
                                    ------------------------        March 31,
                                        2004         2003             2004
                                    ----------    ----------   -----------------
REVENUES:                           $       --    $       --   $             --

EXPENSES:
 Professional fees                       3,405         2,237             62,922
 Registration fees                          --            --              3,668
 Administrative expenses                   428           428             28,806
                                    ----------    ----------   ----------------
  Total Operating Expenses               3,833         2,665             95,396
                                    ----------    ----------   ----------------
OTHER REVENUES & EXPENSES:
 Interest expense                           --            --             (1,464)
 Interest income                            --            --                 --
                                    ----------    ----------   ----------------
  Total Other Revenues & Expenses           --            --             (1,464)
                                    ----------    ----------   ----------------

NET LOSS                            $   (3,833)   $   (2,665)  $        (96,860)
                                    ==========    ==========   ================

Per share information
   Weighted average number
     of common shares outstanding    4,500,000     4,500,000
                                    ==========    ==========

Net Loss per common share           $       --    $       --
                                    ==========    ==========

             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                                   (Unaudited)

                                                                         Deficit
                                                                     Accumulated
                                   Common Stock       Additional     During          Total
                              ----------------------   Paid-In     Development    Stockholders
                                Shares      Amount     Capital         Stage         Equity
                              ---------   ----------  ----------   -----------    ------------
Balance - December 31, 2001   4,500,000   $      45   $   13,455   $   (68,732)   $    (55,232)

Net loss                             --          --           --       (12,943)        (12,943)
                              ---------   ---------   ----------   -----------    ------------
Balance - December 31, 2002   4,500,000          45       13,455       (81,675)        (68,175)
                              ---------   ---------   ----------   -----------    ------------

Net loss                             --          --           --       (11,352)        (11,352)
                              ---------   ---------   ----------   -----------    ------------
Balance - December 31, 2003   4,500,000          45       13,455       (93,027)        (79,527)
                              ---------   ---------   ----------   -----------    ------------

Net loss                             --          --           --        (3,833)         (3,833)
                              ---------   ---------   ----------   -----------    ------------
Balance - March 31, 2004      4,500,000   $      45   $   13,455   $   (96,860)   $    (83,360)
                              =========   =========   ==========   ===========    ============


             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Three Months Ended   December 22, 1988
                                                                 March 31,            (Inception) to
                                                       --------------------------        March 31,
                                                          2004            2003              2004
                                                       ----------      ----------   -----------------
Cash Flows from Operating Activities:
  Net Loss                                             $   (3,833)     $   (2,665)  $         (96,860)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable                 3,833           2,665              62,058
                                                       ----------      ----------   -----------------
Net Cash Used in Operating Activities                          --              --             (34,802)
                                                       ----------      ----------   -----------------
Cash Flows from Investing Activities
  Capital expenditures                                         --              --                  --
                                                       ----------      ----------   -----------------
Cash Flows Used in Investing Activities                        --              --                  --
                                                       ----------      ----------   -----------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                           --              --              13,500
  Proceeds from short-term borrowing - shareholders            --              --              21,302
                                                       ----------      ----------   -----------------
Cash Flows Provided by Financing Activities                    --              --              34,802
                                                       ----------      ----------   -----------------

Net Increase (Decrease) in cash and cash equivalents           --              --                  --

Cash and cash equivalents - beginning of period                --              --                  --
                                                       ----------      ----------   -----------------

Cash and cash equivalents - end of period              $       --      $       --   $              --
                                                       ==========      ==========   =================

Supplemental information:
    Cash paid for interest                             $       --      $       --   $              --
                                                       ==========      ==========   =================
    Cash paid for income taxes                         $       --      $       --   $              --
                                                       ==========      ==========   =================


             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $96,860.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated: May 13, 2004.



                                        By:  s/Wm. Ernest Simmons
                                           ------------------------------------
                                           Wm. Ernest Simmons, President