Form 10QSB
period 2004-06-30
GENESIS COMPANIES GROUP INC
filed 2004-08-16
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2004

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August12, 2004, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2004, are attached hereto.

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

     We generated no revenues during the six month period ended June 30, 2004. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended June 30, 2004.

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of June 30, 2004 and the related statements of operations for the three months and six months ended June 30, 2004 and 2003, and the related cash flows for the six months ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with audited standards generally accepted in the United States and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC

Michael Johnson & Co., LLC.
Denver, Colorado
August 10, 2004

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)



                                                          June 30,  December 31,
                                                            2004        2003
                                                         ---------   ---------
ASSETS:

Current Assets:
  Cash                                                   $      --   $      --
                                                         ---------   ---------

TOTAL ASSETS                                             $      --   $      --
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable and accrued expenses                  $  66,501   $  58,225
  Short-term Borrowings from Shareholders                   21,302      21,302
                                                         ---------   ---------

TOTAL CURRENT LIABILITIES                                   87,803      79,527
                                                         ---------   ---------
Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45          45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                            --          --
  Additional paid-in capital                                13,455      13,455
  Deficit accumulated during the development stage        (101,303)     (93,027)
                                                         ---------   ---------

Total Stockholders' Deficit                                (87,803)     (79,527)
                                                         ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      --   $      --
                                                         =========   =========

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended            Six Months Ended      December 22, 1988
                                       June 30,                      June 30,          (Inception) to
                             --------------------------    --------------------------      June 30,
                                 2004           2003           2004           2003           2004
                             -----------    -----------    -----------    -----------    -----------
INCOME                       $        --    $        --    $        --    $        --    $        --

OPERATING EXPENSES:
Professional Fees                  3,473          2,337          6,878          4,574         66,395
Registration Fees                     50             --             50             --          3,718
Administrative Expenses              494            540            922            968         29,300
                             -----------    -----------    -----------    -----------    -----------
Total Operating Expenses           4,017          2,877          7,850          5,542         99,413
                             -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
Interest Expense                    (426)            --           (426)            --         (1,890)
                             -----------    -----------    -----------    -----------    -----------

Net Loss from Operations     $    (4,443)   $    (2,877)   $    (8,276)   $    (5,542)   $  (101,303)
                             ===========    ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding           4,500,000      4,500,000      4,500,000      4,500,000

Net Loss Per Share                    (*)            (*)            (*)            (*)
                             ===========    ===========    ===========    ===========

* Less than $0.01 per share

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Six Months Ended    December 22, 1988
                                                              June 30,          (Inception) to
                                                      ----------------------        June 30,
                                                         2004         2003           2004
                                                      ---------    ---------      ----------
Cash Flows From Operating Activities:

  Net (Loss)                                          $  (8,276)   $  (5,542)      $(101,303)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                        8,276        5,542          66,501
                                                      ---------    ---------       ---------
                                                          8,276        5,542          66,501
                                                      ---------    ---------       ---------
Net Cash Used in Operating Activities                        --           --         (34,802)
                                                      ---------    ---------       ---------

Cash Flow From Financing Activities:
  Issuance of Common Stock                                   --           --          13,500
  Proceeds from Short-term Borrowings - Shareholder          --           --          21,302
                                                      ---------    ---------       ---------
  Net Cash Provided By Financing Activites                   --           --          34,802
                                                      ---------    ---------       ---------

Increase (Decrease) in Cash                                  --           --              --

Cash and Cash Equivalents - Beginning of period              --           --              --
                                                      ---------    ---------       ---------

Cash and Cash Equivalents - End of period             $      --    $      --       $      --
                                                      =========    =========       =========


Supplemental Cash Flow Information:
  Interest paid                                       $      --    $      --       $      --
                                                      =========    =========       =========
  Taxes paid                                          $      --    $      --       $      --
                                                      =========    =========       =========


                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                         Deficit
                                                                       Accumulated
                                        Common Stock       Additional   During the
                                   ---------------------    Paid-In    Development
                                     Shares      Amount     Capital      Stage          Totals
                                   ---------   ---------   ---------   -----------    ---------
Balance -  December 31, 2001       4,500,000   $      45   $  13,455   $   (68,732)   $ (55,232)

Net loss for year                         --          --          --       (12,943)     (12,943)
                                   ---------   ---------   ---------   -----------    ---------
Balance - December 31, 2002        4,500,000          45      13,455       (81,675)     (68,175)
                                   ---------   ---------   ---------   -----------    ---------
Net loss for year                         --          --          --       (11,352)     (11,352)
                                   ---------   ---------   ---------   -----------    ---------
Balance - December 31, 2003        4,500,000          45      13,455       (93,027)     (79,527)
                                   ---------   ---------   ---------   -----------    ---------
Net loss for period                       --          --          --        (8,276)      (8,276)
                                   ---------   ---------   ---------   -----------    ---------
Balance - June 30, 2004            4,500,000   $      45   $  13,455   $  (101,303)   $ (87,803)
                                   =========   =========   =========   ===========    =========


                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $101,303.

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

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)

                                         Dated: August 12, 2004.



                                         By: s/Wm. Ernest Simmons
                                            -----------------------------------
                                            Wm. Ernest Simmons, President