Form 10QSB
period 2004-09-30
GENESIS COMPANIES GROUP INC
filed 2004-11-12
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2004

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
-----    -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2004, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2004, are attached hereto.

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

     We generated no revenues during the nine month period ended September 30, 2004. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

Plan of Operation

     Genesis Companies Group, Inc. ("we," "our," or the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do not enter into an agreement with such a third party, our Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within ninety days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended September 30, 2004.

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                  For the Three Months Ended September 30, 2004
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2004 and the related statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the related cash flows for the nine months ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
November 4, 2004

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)



                                                     September 30,  December 31,
                                                         2004          2003
                                                      ---------      ---------
ASSETS:

Current Assets:
  Cash                                                $      --      $      --
                                                      ---------      ---------

TOTAL ASSETS                                          $      --      $      --
                                                      =========      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                    $  71,115      $  58,225
  Short-term Borrowings from Shareholders                21,302         21,302
                                                      ---------      ---------

TOTAL CURRENT LIABILITIES                                92,417         79,527
                                                      ---------      ---------

Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                              45             45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                         --             --
  Additional paid-in capital                             13,455         13,455
  Deficit accumulated during the development stage     (105,917)       (81,675)
                                                      ---------      ---------

Total Stockholders' Deficit                             (92,417)       (68,175)
                                                      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      --      $  11,352
                                                      =========      =========

                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended            Nine Months Ended      December 22, 1988
                                    September 30,                  September 30,       (Inception) to
                             --------------------------    --------------------------   September 30,
                                 2004           2003           2004           2003           2004
                             -----------    -----------    -----------    -----------    -----------
INCOME                       $         -    $        --    $        --    $        --    $        --

OPERATING EXPENSES:
Professional Fees                  3,270          2,199         10,148          6,773         69,665
Registration Fees                     --             --             50             --          3,718
Administrative Expenses              492            428          1,414          1,396         29,792
                             -----------    -----------    -----------    -----------    -----------

Total Operating Expenses           3,762          2,627         11,612          8,169        103,175
                             -----------    -----------    -----------    -----------    -----------

Other Income (Expenses)
 Interest expense                   (852)            --         (1,278)            --         (2,742)
                             -----------    -----------    -----------    -----------    -----------
Net Loss from Operations     $    (4,614)   $    (2,627)   $   (12,890)   $    (8,169)   $  (105,917)
                             ===========    ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding           4,500,000      4,500,000      4,500,000      4,500,000

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

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Nine Months Ended     December 22, 1988
                                                            September 30,        (Inception to)
                                                      ----------------------      September 30,
                                                         2004         2003             2004
                                                      ---------    ---------        ---------
Cash Flows From Operating Activities:
  Net (Loss)                                          $ (12,890)   $  (8,169)       $(105,917)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  Accounts Payables                       12,890        8,169           71,115
                                                      ---------    ---------        ---------
                                                         12,890        8,169           71,115
                                                      ---------    ---------        ---------
Net Cash Used in Operating Activities                        --           --          (34,802)
                                                      ---------    ---------        ---------

Cash Flow From Financing Activities:
  Issuance of Common Stock                                   --           --           13,500
  Proceeds from Short-term Borrowings - Shareholder          --           --           21,302
                                                      ---------    ---------        ---------
  Net Cash Provided By Financing Activities                  --           --           34,802
                                                      ---------    ---------        ---------

Increase (Decrease) in Cash                                  --           --               --

Cash and Cash Equivalents - Beginning of period              --           --               --
                                                      ---------    ---------        ---------

Cash and Cash Equivalents - End of period             $      --    $      --        $      --
                                                      =========    =========        =========



Supplemental Cash Flow Information:

  Interest paid                                       $      --    $      --        $      --
                                                      =========    =========        =========
  Taxes paid                                          $      --    $      --        $      --
                                                      =========    =========        =========


                        See accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                    Deficit
                                                                   Accumulted
                                    Common Stock       Additional  During the
                               ---------------------    Paid-In   Development
                                 Shares     Amount      Capital       Stage      Totals
                               ---------   ---------   ---------   ---------    ---------
Balance -  December 31, 2001   4,500,000   $      45   $  13,455   $ (68,732)   $ (55,232)

Net loss for year                     --          --          --     (12,943)     (12,943)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2002    4,500,000          45      13,455     (81,675)     (68,175)
                               ---------   ---------   ---------   ---------    ---------
Net loss for year                     --          --          --     (11,352)     (11,352)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2003    4,500,000          45      13,455     (93,027)     (79,527)
                               ---------   ---------   ---------   ---------    ---------
Net loss for period                   --          --          --     (12,890)     (12,890)
                               ---------   ---------   ---------   ---------    ---------
Balance - September 30, 2004   4,500,000   $      45   $  13,455   $(105,917)   $ (92,417)
                               =========   =========   =========   =========    =========


                        See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $105,917.

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

                                          GENESIS COMPANIES GROUP, INC.
                                          (Registrant)

                                          Dated: November 11, 2004.



                                          By:  s/Wm. Ernest Simmons
                                             -----------------------------------
                                             Wm. Ernest Simmons, President