Form 10KSB
period 2004-12-31
GENESIS COMPANIES GROUP INC
filed 2005-03-31
CIK 862320

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

                   For the fiscal year ended December 31, 2004

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

                                  Yes   X     No
                                      -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ----

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 29, 2005: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 29, 2005, there were 4,500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Twenty Nine Pages.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property...............................................7
Item 3.  Legal Proceedings.....................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8

PART II
Item 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters..................................8
Item 6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................8
Item 7.  Financial Statements.................................................12
Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure..23

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............23
Item 10. Executive Compensation...............................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management.......25
Item 12. Certain Relationships and Related Transactions.......................26

PART IV
Item 13. Exhibits and Reports of Form 8-K.....................................27
Item 14. Controls and Procedures..............................................27

SIGNATURES....................................................................29

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

Liquidity and Capital Resources

     At December 31, 2004, we had no cash. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future. See "Part III,
Item 12, Certain Relationships and Related Transactions," below.

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2004.

ITEM 7.  FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period December 22, 1988 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period, December 22, 1988 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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



s/Michael B. Johnson & Co.

Denver, Colorado
March 23, 2005

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                            2004         2003
                                                         ---------    ---------
ASSETS:

Current Assets:

  Cash                                                   $      --    $      --
                                                         ---------    ---------

TOTAL ASSETS                                             $      --    $      --
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued interest                  $  75,108    $  58,225
  Short-term borrowings from shareholders                   21,302       21,302
                                                         ---------    ---------

TOTAL LIABILITIES                                           96,410       79,527
                                                         ---------    ---------

Stockholders' Equity (Deficit):
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                            --           --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45           45
  Additional paid-in capital                                13,455       13,455
  Deficit accumulated during the development stage        (109,910)     (93,027)
                                                         ---------    ---------

Total Stockholders' Deficit                                (96,410)     (79,527)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      --    $      --
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                         Year Ended           December 22, 1988
                                        December 31,           (Inception) to
                                --------------------------       December 31,
                                    2004           2003              2004
                                -----------    -----------    -----------------

INCOME                          $        --    $        --    $             --


OPERATING EXPENSES:
Professional Fees                    12,468          8,053               71,985
Registration Fees                        --             --                3,668
Administrative Expenses               2,711          1,835               31,089
                                -----------    -----------    -----------------
 Total Operating Expenses            15,179          9,888              106,742
                                -----------    -----------    -----------------
Other Income(Expense)
Interest expense                     (1,704)        (1,464)              (3,168)
                                -----------    -----------    -----------------

Net Loss from Operations        $   (16,883)   $   (11,352)   $        (109,910)
                                ===========    ===========    =================

Weighted average number of
  shares outstanding              4,500,000      4,500,000            4,500,000


Net Loss Per Share              $        (*)   $        (*)   $              (*)
                                ===========    ===========    =================

* Less than $0.01 per share

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method


                                                         Year Ended         December 22, 1988
                                                        December 31,          (Inception) to
                                                  ----------------------        December 31,
                                                     2004         2003              2004
                                                  ---------    ---------    -----------------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                      $ (16,883)   $ (11,352)   $        (109,910)
   Changes in assets and liabilities:
    Increase in  accounts payables                   16,883        8,352               75,108
                                                  ---------    ---------    -----------------
                                                     16,883        8,352               75,108
                                                  ---------    ---------    -----------------
Net Cash Used in Operating Activities                    --       (3,000)             (34,802)
                                                  ---------    ---------    -----------------

Cash Flow From Financing Activities:
  Short-term borrowings from shareholders                --        3,000               21,302
  Issuance of common stock                               --           --               13,500
                                                  ---------    ---------    -----------------
  Net Cash Provided By Financing Activities              --        3,000               34,802
                                                  ---------    ---------    -----------------

Increase (Decrease) in Cash                              --           --                   --

Cash and Cash Equivalents - Beginning of period          --           --                   --
                                                  ---------    ---------    -----------------

Cash and Cash Equivalents - End of period         $      --    $      --    $              --
                                                  =========    =========    =================

Supplemental Cash Flow Information:
  Interest paid                                   $      --    $      --    $              --
                                                  =========    =========    =================
  Taxes paid                                      $      --    $      --    $              --
                                                  =========    =========    =================


   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Deficit
                                                                           Accumulated
                                               Common Stock    Additional  During the
                                            -----------------   Paid-in    Development
                                              Shares   Amount   Capital       Stage       Totals
                                            ---------  ------  ----------  -----------   --------
Balance -  December 22, 1988                        -  $    -  $        -  $         -   $      -
Stock issued for cash -  April 14, 1989       113,000       1         149            -        150
Stock issued for cash - May 12, 1989        1,315,000      13       3,987            -      4,000
Stock issued for cash - November 10, 1989   2,622,000      26       7,974            -      8,000
Stock issued for cash - December 5, 1989      450,000       5       1,345            -      1,350
                                            ---------  ------  ----------  -----------   --------
Balance -   December 31, 1989               4,500,000      45      13,455            -     13,500
                                            ---------  ------  ----------  -----------   --------
Write-off deferred offering costs           -               -           -      (10,661)   (10,661)
                                            ---------  ------  ----------  -----------   --------
Balance -   December 31, 1990               4,500,000      45      13,455      (10,661)     2,839
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -       (1,309)    (1,309)
                                            ---------  ------  ----------  -----------   --------
Balance -   December 31, 1991               4,500,000      45      13,455      (11,970)     1,530
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -          (10)       (10)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1992                 4,500,000      45      13,455      (11,980)     1,520
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -           (9)        (9)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1993                 4,500,000      45      13,455      (11,989)     1,511
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -         (859)      (859)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1994                 4,500,000      45      13,455      (12,848)       652
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -         (192)      (192)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1995                 4,500,000      45      13,455      (13,040)       460
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -       (4,988)    (4,988)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1996                 4,500,000      45      13,455      (18,028)    (4,528)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (12,270)   (12,270)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1997                 4,500,000      45      13,455      (30,298)   (16,798)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -       (6,059)    (6,059)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1998                 4,500,000      45      13,455      (36,357)   (22,857)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -       (9,901)    (9,901)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 1999                 4,500,000      45      13,455      (46,258)   (32,758)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (10,611)   (10,611)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 2000                 4,500,000      45      13,455      (56,869)   (43,369)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (11,863)   (11,863)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 2001                 4,500,000      45      13,455      (68,732)   (55,232)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (12,943)   (12,943)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 2002                 4,500,000      45      13,455      (81,675)   (68,175)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (11,352)   (11,352)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 2003                 4,500,000      45      13,455      (93,027)   (79,527)
                                            ---------  ------  ----------  -----------   --------
Net loss for year                                   -       -           -      (16,883)   (16,883)
                                            ---------  ------  ----------  -----------   --------
Balance - December 31, 2004                 4,500,000  $   45  $   13,455  $  (109,910)  $(96,410)
                                            =========  ======  ==========  ===========   ========

   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

          Going Concern

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no cash and its current liabilities exceed current assets by $96,410. The Company has suffered recurring operating losses since inception.

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

NOTE 3   -Income Taxes:
          ------------

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

          The Company has deferred income tax assets, which have been fully reserved as follows:

          Deferred tax assets
            Net operating loss carryforwards                $109,910
            Valuation allowance for deferred tax assets     (109,910)
                                                            --------
          Net deferred tax assets                           $      -
                                                            ========

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 3   -Income Taxes: Continued
          -----------------------

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $109,910 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2004.

NOTE 4   -Related Party Transactions:
          --------------------------

          Short term borrowing from shareholders

          The Chairman and other executive officers of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman and certain executive officers, which were still outstanding at December 31, 2004. Notes payable to officers are unsecured and bare interest at 8%.

NOTE 5   -Recent Accounting Pronouncements Issued, Not Adopted
          ----------------------------------------------------

          In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150"). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

          In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

          In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5   -Recent Accounting Pronouncements Issued, Not Adopted (Continued)
          ---------------------------------------------------------------

          In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFGAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

          In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS did not materially effect the financial statement.

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

     Our Directors and Officers as of the date of this report are as follows:

         Name                        Age            Position
         ----                        ---            --------

         Wm. Ernest Simmons           66            President, Treasurer and
                                                    Director

         Frances I. Simmons           66            Secretary and Director

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2004 and 2003 of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                                          ----------------------------------
                   Annual Compensation             Awards            Payouts
                  ---------------------   -------------------------  -------
                                 Other
                                 Annual   Restricted    Securities            All Other
 Name and                        Compen-     Stock      Underlying    LTIP     Compen-
 Principal        Salary  Bonus  sation     Award(s)   Options/SARs  Payouts   sation
 Position    Year   ($)    ($)     ($)        ($)          (#)         ($)       ($)
----------   ----  -----  -----  ------   ----------   ------------  -------  ---------
Wm. Ernest   2004  $   0  $   0  $    0   $        0        0        $     0  $       0
Simmons,     2003  $   0  $   0  $    0   $        0        0        $     0  $       0
President,
Treasurer &
Director


     It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2005, except in the event we successfully consummate a business combination, of which there is no assurance.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2004 or 2003.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2004.

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

                                                         Amount and Nature of
                           Name and Address                    Beneficial       Percent
Title of Class            of Beneficial Owner                  Ownership        of Class
--------------   -------------------------------------   ---------------------  --------
Common           Wm. Ernest Simmons (1)                        1,206,000          26.8%
                 830 S. Kline Way
                 Lakewood, Colorado  80226

Common           Frances I. Simmons (1)                                0            *
                 830 S. Kline Way
                 Lakewood, Colorado  80226

Common           Harry G. Titcombe, Jr.                        1,206,000          26.8%
                 3932 South Atchison Way #E
                 Aurora, Colorado  80014

Common           Susan K. Sunsvold                             1,000,000          22.2%
                 5121 S. Ironton Way
                 Englewood, Colorado  80111

Common           Heather E. Nutting                              315,000           7.0%
                 9035 W. 5th Place
                 Lakewood, Colorado  80226

Common           John D. Brasher, Jr.                            283,500           6.3%
                 3773 Cherry Creek Drive No.
                 Suite 615
                 Denver, Colorado  80209

Common           All Officers and Directors as a Group         1,206,000          28.8%
                 (2 persons)
----------------------------
*        Less than 1%

(1) Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since our inception, our executive officers have advanced cash to us to cover our costs of operations. At December 31, 2004, there was a balance due of $21,302 for these obligations.. This loan is expected to be repaid when we successfully consummate a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

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

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2004.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)


                                         By:  s/Wm. Ernest Simmons
                                            ------------------------------------
                                            Wm. Ernest Simmons,
                                            President and Treasurer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.


 s/Wm. Ernest Simmons
-------------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director


 s/Frances I. Simmons
-------------------------------------
Frances I. Simmons
Secretary and Director