Form 10QSB
period 2005-03-31
GENESIS COMPANIES GROUP INC
filed 2005-05-17
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 17, 2005, was 4,500,000 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2005, are attached hereto.

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

     We generated no revenues during the three month period ended March 31, 2005. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended March 31, 2005.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three-Months Ended March 31, 2005

                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 23, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
May 13, 2005

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                          March 31, December 31,
ASSETS                                                      2005       2004
                                                         ---------   ---------

Current Assets
 Cash                                                    $      --   $      --
                                                         ---------   ---------
  Total Currents Assets                                         --          --
                                                         ---------   ---------
TOTAL ASSETS                                             $      --   $      --
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                   $  81,283   $  75,108
 Short-term borrowings from shareholder                     21,302      21,302
                                                         ---------   ---------
  Total Current Liabilities                                102,585      96,410
                                                         ---------   ---------
Stockholders' Equity
 Preferred stock, $.00001 par value, 10,000,000 shares
   authorized, issued and outstanding - none                    --          --
 Common stock, par value $.00001, 100,000,000 shares
  authorized, 4,500,000 issued and outstanding
  at March 31, 2005 and December 31, 2004, respectively         45          45
 Additional paid-in capital                                 13,455      13,455
 Deficit accumulated during the development stage         (116,085)   (109,910)
                                                         ---------   ---------
  Total Stockholders' Equity                              (102,585)    (96,410)
                                                         ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $      --   $      --
                                                         =========   =========

             See accompanying notes and accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                   For the Three Months Ended  December 22, 1988
                                            March 31,           (Inception to)
                                   --------------------------      March 31,
                                       2005           2004           2005
                                   -----------    -----------    -----------

REVENUES:                          $        --    $        --    $        --

EXPENSES:
 Professional fees                       5,212          3,405         77,197
 Registration fees                          --             --          3,668
 Administrative expenses                   537            428         31,626
                                   -----------    -----------    -----------
  Total Operating Expenses               5,749          3,833        112,491
                                   -----------    -----------    -----------
OTHER REVENUES & EXPENSES:
 Interest expense                         (426)            --         (3,594)
 Interest income                            --             --             --
                                   -----------    -----------    -----------
  Total Other Revenues & Expenses         (426)            --         (3,594)
                                   -----------    -----------    -----------
NET LOSS                           $    (6,175)   $    (3,833)   $  (116,085)
                                   ===========    ===========    ===========

Per share information
   Weighted average number
     of common shares outstanding    4,500,000      4,500,000
                                   ===========    ===========
Net Loss per common share          $        --    $        --
                                   ===========    ===========

             See accompanying notes and accountant's review report.

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                     For the Three Months Ended December 22, 1988
                                                             March 31,           (Inception) to
                                                       -------------------           March 31,
                                                         2005       2004               2005
                                                       --------   --------      -----------------
Cash Flows from Operating Activities:
  Net Loss                                             $ (6,175)  $ (3,833)     $        (116,085)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable               6,175      3,833                 81,283
                                                       --------   --------      -----------------
Net Cash Used in Operating Activities                        --         --                (34,802)
                                                       --------   --------      -----------------
Cash Flows from Investing Activities
  Capital expenditures                                       --         --                     --
                                                       --------   --------      -----------------
Cash Flows Used in Investing Activities                      --         --                     --
                                                       --------   --------      -----------------
Cash Flows from Financing Activities:
  Proceeds from sale of common stock                         --         --                 13,500
  Proceeds from short-term borrowing - shareholders          --         --                 21,302
                                                       --------   --------      -----------------
Cash Flows Provided by Financing Activities                  --         --                 34,802
                                                       --------   --------      -----------------
Net Increase (Decrease) in cash and cash equivalents         --         --                     --

Cash and cash equivalents - beginning of period              --         --                     --
                                                       --------   --------      -----------------
Cash and cash equivalents - end of period              $     --   $     --      $              --
                                                       ========   ========      =================

Supplemental information:
    Cash paid for interest                             $     --   $     --      $              --
                                                       ========   ========      =================
    Cash paid for income taxes                         $     --   $     --      $              --
                                                       ========   ========      =================

             See accompanying notes and accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.


2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $116,085.

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

                                        GENESIS COMPANIES GROUP, INC.
                                        (Registrant)

                                        Dated: May 17, 2005.


                                     By:  s/Wm. Ernest Simmons
                                        ---------------------------------------
                                        Wm. Ernest Simmons,
                                        President