Form 10QSB
period 2005-06-30
GENESIS COMPANIES GROUP INC
filed 2005-08-15
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 12, 2005, was 4,500,000 shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2005, are attached hereto.

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

     We generated no revenues during the three month period ended June 30, 2005. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2005.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three-Months Ended June 30, 2005

                                   (Unaudited)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of June 30, 2005 and the related statements of operations for the three-months and six-months periods ended June 30, 2005 and 2004 and the statements of cash flows for the six-months ended June 30, 2005 and 2004, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 23, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


s/Michael Johnson & Co., LLC.

Michael Johnson & Co., LLC.
Denver, Colorado
August 3, 2005

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,  December 31,
                                                            2005        2004
                                                         ---------   ---------
ASSETS:

Current Assets:
  Cash                                                   $      --   $      --
                                                         ---------   ---------

TOTAL ASSETS                                             $      --   $      --
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                  $  80,224   $  75,108
  Short-term borrowings from shareholders                   26,802      21,302
                                                         ---------   ---------

TOTAL CURRENT LIABILITIES                                  107,026      96,410
                                                         ---------   ---------
Stockholders' Deficit:
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45          45
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                            --          --
  Additional paid-in capital                                13,455      13,455
  Deficit accumulated during the development stage        (120,526)   (109,910)
                                                         ---------   ---------

Total Stockholders' Deficit                               (107,026)    (96,410)
                                                         ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      --   $      --
                                                         =========   =========


                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended            Six Months Ended      December 22, 1988
                                       June 30,                     June 30,           (Inception) to
                             --------------------------    --------------------------      June 30,
                                 2005           2004           2005          2004           2005
                             -----------    -----------    -----------    -----------    -----------
INCOME                       $        --    $        --    $        --    $        --    $        --

OPERATING EXPENSES:
Professional Fees                  3,462          3,473          8,673          6,878         80,659
Registration Fees                     --             50             --             50          3,668
Administrative Expenses              553            494          1,091            922         32,179
                             -----------    -----------    -----------    -----------    -----------
Total Operating Expenses           4,015          4,017          9,764          7,850        116,506
                             -----------    -----------    -----------    -----------    -----------

Other Income (Expense)
Interest Expense                    (426)          (426)          (852)          (426)        (4,020)
                             -----------    -----------    -----------    -----------    -----------

Net Loss from Operations     $    (4,441)   $    (4,443)   $   (10,616)   $    (8,276)   $  (120,526)
                             ===========    ===========    ===========    ============   ===========

Weighted average number of
  shares outstanding           4,500,000      4,500,000      4,500,000      4,500,000

Net Loss Per Share           $        (*)   $        (*)   $        (*)   $        (*)
                             ===========    ===========    ===========    ============

* Less than $0.01 per share

                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Six Months Ended   December 22, 1988
                                                             June 30,         (Inception) to
                                                      ----------------------     June 30,
                                                        2005         2004          2005
                                                      ---------    ---------    ---------
Cash Flows From Operating Activities:
  Net (Loss)                                          $ (10,616)   $  (8,276)   $(120,526)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in  accounts payables                        5,116        8,276       80,224
                                                      ---------    ---------    ---------
                                                          5,116        8,276       80,224
                                                      ---------    ---------    ---------
Net Cash Used in Operating Activities                    (5,500)          --      (40,302)
                                                      ---------    ---------    ---------

Cash Flow From Financing Activities:
  Issuance of common stock                                   --           --       13,500
  Proceeds from short-term borrowings - shareholder       5,500           --       26,802
                                                      ---------    ---------    ---------
  Net Cash Provided By Financing Activites                5,500           --       40,302
                                                      ---------    ---------    ---------

Increase (Decrease) in Cash                                  --           --           --

Cash and Cash Equivalents - Beginning of period              --           --           --
                                                      ---------    ---------    ---------

Cash and Cash Equivalents - End of period             $      --    $      --    $      --
                                                      =========    =========    =========

Supplemental Cash Flow Information:
  Interest paid                                       $      --    $      --    $      --
                                                      =========    =========    =========
  Taxes paid                                          $      --    $      --    $      --
                                                      =========    =========    =========


                         See accountant's review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three-months and six-months period ended June 30, 2005 and 2004 and cash flows for the six-months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.


2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $107,026, the Company's operations generated no income during the current period ended, and the Company's deficit is $120,526.

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

                                          GENESIS COMPANIES GROUP, INC.
                                          (Registrant)

                                          Dated: August 15, 2005.



                                          By:  s/Wm. Ernest Simmons
                                             -----------------------------------
                                              Wm. Ernest Simmons, President