Form 10QSB
period 2005-09-30
GENESIS COMPANIES GROUP INC
filed 2006-03-13
CIK 862320

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2005

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 13, 2006, was 4,500,000 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS




                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                  For the Three Months Ended September 30, 2005
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of September 30, 2005 and the related statements of operations for the three months and nine months ended September 30, 2005, and the related cash flows for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants and standards of the Public Company Accounting Oversight Board (PCAOB). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with audited standards generally accepted in the United States and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



S/Jasper & Hall, P.C.

Denver, Colorado
March 9, 2006

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)

                           September 30, December 31,
                                                            2005           2004
                                                         ---------      ---------
ASSETS:

Current Assets:
  Cash                                                   $      --      $      --
                                                         ---------      ---------

TOTAL ASSETS                                             $      --      $      --
                                                         =========      =========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                       $  79,918      $  71,940
  Accrued interest payable - related party                   4,446          3,168
  Short-term borrowings from shareholder                    26,802         21,302
                                                         ---------      ---------

TOTAL CURRENT LIABILITIES                                  111,166         96,410
                                                         ---------      ---------

Stockholders' Deficit:
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                            --             --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45             45
  Additional paid-in capital                                13,455         13,455
  Deficit accumulated during the development stage        (124,666)      (109,910)
                                                         ---------      ---------

Total Stockholders' Deficit                               (111,166)       (96,410)
                                                         ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      --      $      --
                                                         =========      =========


  See accountants' report and accompanying notes to the financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    Three Months Ended           Nine Months Ended        December 22, 1988
                                      September 30,                 September 30,           (Inception) to
                              ---------------------------   ---------------------------      September 30,
                                  2005           2004           2005           2004              2005
                              ------------   ------------   ------------   ------------       -----------
INCOME                        $        --    $        --    $        --    $        --        $        --


OPERATING EXPENSES:
Professional Fees                   3,077          3,270         11,750         10,148             83,736
Registration Fees                      --             --             --             50              3,668
Administrative Expenses               637            492          1,728          1,414             32,816
                              ------------   ------------   ------------   ------------       -----------
Total Operating Expenses            3,714          3,762         13,478         11,612            120,220
                              ------------   ------------   ------------   ------------       -----------

Other Income (Expenses)
 Interest expense                    (426)          (852)        (1,278)        (1,278)            (4,446)
                              ------------   ------------   ------------   ------------       -----------

Net Loss from Operations      $    (4,140)   $    (4,614)   $   (14,756)   $   (12,890)       $  (124,666)
                              ===========    ===========    ===========    ===========        ===========

Weighted average number of
  shares outstanding            4,500,000      4,500,000      4,500,000      4,500,000

Net Loss Per Share            $       ( *)   $        (*)   $        (*)   $        (*)
                              ===========    ===========    ===========    ===========

* Less than $0.01 per share


  See accountants' report and accompanying notes to the financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended    December 22, 1988
                                                                 September 30,       (Inception) to
                                                           ----------------------     September 30,
                                                              2005        2004            2005
                                                           ---------    ---------      ---------
Cash Flows From Operating Activities:
  Net (Loss)                                               $ (14,756)   $ (12,890)     $(124,666)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Changes in assets and liabilities:
    Increase in accounts payables                              8,830       12,464         79,918
    Increase in accrued interest payable - related party         426          426          4,446
                                                           ---------    ---------      ---------
     Total adjustments                                         9,256       12,890         79,918
                                                           ---------    ---------      ---------
Net Cash Used in Operating Activities                         (5,500)          --        (40,302)
                                                           ---------    ---------      ---------

Cash Flow From Financing Activities:
  Issuance of Common Stock                                        --           --         13,500
  Proceeds from Short-term Borrowings - Shareholder            5,500           --         26,802
                                                           ---------    ---------      ---------
  Net Cash Provided By Financing Activites                     5,500           --         40,302
                                                           ---------    ---------      ---------

Increase (Decrease) in Cash                                       --           --             --

Cash and Cash Equivalents - Beginning of period                   --           --             --
                                                           ---------    ---------      ---------

Cash and Cash Equivalents - End of period                  $      --    $      --      $      --
                                                           =========    =========      =========

Supplemental Cash Flow Information:
  Interest paid                                            $      --    $      --      $      --
                                                           =========    =========      =========
  Taxes paid                                               $      --    $      --      $      --
                                                           =========    =========      =========


  See accountants' report and accompanying notes to the financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                    Deficit
                                                                  Accumulated
                                    Common Stock       Additional  During the
                               ---------------------    Paid-In   Development
                                 Shares      Amount     Capital      Stage        Totals
                               ---------   ---------   ---------   ---------    ---------
Balance -  December 31, 2001   4,500,000   $      45   $  13,455   $ (68,732)   $ (55,232)

Net loss for year                     --          --          --     (12,943)     (12,943)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2002    4,500,000          45      13,455     (81,675)     (68,175)
                               ---------   ---------   ---------   ---------    ---------

Net loss for year                     --          --          --     (11,352)     (11,352)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2003    4,500,000          45      13,455     (93,027)     (79,527)
                               ---------   ---------   ---------   ---------    ---------

Net loss for period                   --          --          --     (16,883)     (16,883)
                               ---------   ---------   ---------   ---------    ---------
Balance - December 31, 2004    4,500,000          45      13,455    (109,910)     (96,410)
                               ---------   ---------   ---------   ---------    ---------

Net loss for period                   --          --          --     (14,756)     (14,756)
                               ---------   ---------   ---------   ---------    ---------
Balance - September 30, 2005   4,500,000   $      45   $  13,455   $(124,666)   $(111,166)
                               =========   =========   =========   =========    =========


                         See accountants' review report.

                          GENESIS COMPANIES GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

2.   Related Party - Short-term Borrowings

     The Company's president provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the president, which were still outstanding at September 30, 2005. Notes payable to officers are unsecured and bare interest at 8%.


3.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $124,666.

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

     We generated no revenues during the nine month period ended September 30, 2005. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended September 30, 2005.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENESIS COMPANIES GROUP, INC.
                                         (Registrant)

                                         Dated: March 13, 2006.



                                         By: s/Wm. Ernest Simmons
                                            ------------------------------------
                                            Wm. Ernest Simmons, President