Form 10KSB
period 2005-12-31
GENESIS COMPANIES GROUP INC
filed 2006-04-11
CIK 862320

1SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                          Commission File No. 000-25562

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

         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                                      ----

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendment to this Form 10-KSB. X -----

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 13, 2006: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2006, there were 4,500,000 shares of the Company's Common Stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GENESIS COMPANIES GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business.............................................4
Item 2.    Description of Property.............................................8
Item 3.    Legal Proceedings...................................................8
Item 4.    Submission of Matters to a Vote of Security Holders.................8

PART II
Item 5.    Market for the Registrant's Common Equity and
                  Related Stockholder Matters..................................8
Item 6.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................9
Item 7.    Financial Statements...............................................14
Item 8.    Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................25
Item 8A.   Controls and Procedures............................................25

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........25
Item 10.   Executive Compensation.............................................27
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....28
Item 12.   Certain Relationships and Related Transactions.....................29

PART IV
Item 13.   Exhibits and Reports of Form 8-K...................................30
Item 14.   Principal Accountant Fees and Services.............................30

SIGNATURES................................................................... 32

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

     Our business plan is subject to numerous risk factors, including the following:

     We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

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

Employees

     We have no full time employees. Our officers and directors have agreed to allocate a portion of their time to our activities, without compensation. These officers and directors anticipate that our business plan can be implemented by their devoting an aggregate of approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See "PART III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for our securities, which assets or business is determined to be desirable for our objectives.

     Our principal place of business is located at 830 S. Kline Way, Lakewood, Colorado 80226, which offices are provided by Wm. Ernest Simmons, an officer, director and shareholder of our Company, on a rent free basis pursuant to an oral agreement. Mr. Simmons has advised us that he is agreeable to maintaining this situation until we successfully consummate an acquisition or merger. It is anticipated that this arrangement will be suitable for our needs for the foreseeable future.

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

     (b) Holders. There are eight (8) holders of our Common Stock.

     (c) Dividends.

     (1) We have not paid any dividends on our Common Stock. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ending December 31, 2006, unless we successfully consummate a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

Liquidity and Capital Resources

     At December 31, 2005, we had no cash. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future. See "PART III,
Item 12, Certain Relationships and Related Transactions," below.

Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     o The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     o Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2005.

ITEM 7.  FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Genesis Companies Group, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended, and for the period December 22, 1988 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period, December 22, 1988 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended December 31, 2004, were audited by other accountants, whose report dated March 23, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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



S/Jaspers & Hall, P.C.

Denver, Colorado
March 3, 2006

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                            2005         2004
                                                         ---------    ---------
ASSETS:

Current Assets:
  Cash                                                   $      --    $      --
                                                         ---------    ---------

TOTAL ASSETS                                             $      --    $      --
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued interest                  $  83,956    $  71,940
  Accrued interest payable - related party                   4,902        3,168
  Short-term borrowings from shareholders                   26,802       21,302
                                                         ---------    ---------

TOTAL LIABILITIES                                          115,660       96,410
                                                         ---------    ---------

Stockholders' Equity (Deficit):
  Preferred stock, $.00001 par value, 10,000,000
   share authorized                                             --           --
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,500,000 shares issued and
    outstanding                                                 45           45
  Additional paid-in capital                                13,455       13,455
  Deficit accumulated during the development stage        (129,160)    (109,910)
                                                         ---------    ---------

Total Stockholders' Deficit                               (115,660)     (96,410)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $      --    $      --
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                      Year Ended        December 22, 1988
                                     December 31,         (Inception) to
                             -------------------------     December 31,
                                 2005           2004           2005
                             -----------    -----------    -----------


INCOME                       $        --    $        --    $        --


OPERATING EXPENSES:
Professional Fees                 15,360         12,468         87,345
Registration Fees                     --             --          3,668
Administrative Expenses            2,156          2,711         33,245
                             -----------    -----------    -----------

 Total Operating Expenses         17,516         15,179        124,258
                             -----------    -----------    -----------

Other Income(Expense)
Interest expense                  (1,734)        (1,704)        (4,902)
                             -----------    -----------    -----------

Net Loss from Operations     $   (19,250)   $   (16,883)   $  (129,160)
                             ===========    ===========    ===========

Weighted average number of
  shares outstanding           4,500,000      4,500,000      4,500,000

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

                       GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method

                                                        Year Ended       December 22, 19882
                                                        December 31,       (Inception) to
                       ---------------------- December 31,
                                                    2005         2004            2005
                                                  ---------    ---------      ---------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                      $ (19,250)   $ (11,352)     $(129,160)
   Changes in assets and liabilities:
    Increase in  accounts payables                   12,016        6,648         83,956
    Increase in  accounts payables                    1,734        1,704          4,902
                                                  ---------    ---------      ---------
                                                     13,750        8,352         88,858
                                                  ---------    ---------      ---------
Net Cash Used in Operating Activities                (5,500)      (3,000)       (40,302)
                                                  ---------    ---------      ---------

Cash Flow From Financing Activities:
  Short-term borrowings from shareholders             5,500        3,000         26,802
  Issuance of common stock                               --           --         13,500
                                                  ---------    ---------      ---------
  Net Cash Provided By Financing Activities           5,500        3,000         40,302
                                                  ---------    ---------      ---------

Increase (Decrease) in Cash                              --           --             --

Cash and Cash Equivalents - Beginning of period          --           --             --
                                                  ---------    ---------      ---------

Cash and Cash Equivalents - End of period         $      --    $      --      $      --
                                                  =========    =========      =========



Supplemental Cash Flow Information:
  Interest paid                                   $      --    $      --      $      --
                                                  =========    =========      =========
  Taxes paid                                      $      --    $      --      $      --
                                                  =========    =========      =========


   The accompanying notes are an integral part of these financial statements.

                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLKDERS' EQUITY
                                Indirect Method

                                                                                  Deficit Accum.
                                                  Common Stock       Additional     During the
                                            ------------------------   Paid-In     Development
                                              Shares        Amount     Capital         Stage        Totals
                                            ----------   -----------  ----------    ----------    ----------
Balance -  December 22, 1988                        --   $        --  $       --    $       --    $       --
Stock issued for cash -  April 14, 1989        113,000             1         149            --           150
Stock issued for cash - May 12, 1989         1,315,000            13       3,987            --         4,000
Stock issued for cash - November 10, 1989    2,622,000            26       7,974            --         8,000
Stock issued for cash - December 5, 1989       450,000             5       1,345            --         1,350
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1989                  4,500,000            45      13,455            --        13,500
                                            ----------   -----------  ----------    ----------    ----------
Write-off deferred offering costs                   --            --          --       (10,661)      (10,661)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1990                  4,500,000            45      13,455       (10,661)        2,839
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --        (1,309)       (1,309)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1991                 4,500,000             45       13,455       (11,970)        1,530
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --           (10)          (10)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1992                  4,500,000            45      13,455       (11,980)        1,520
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --            (9)           (9)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1993                  4,500,000            45      13,455       (11,989)        1,511
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --          (859)         (859)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1994                  4,500,000            45      13,455       (12,848)          652
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --          (192)         (192)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1995                  4,500,000            45      13,455       (13,040)          460
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --        (4,988)       (4,988)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1996                  4,500,000            45      13,455       (18,028)       (4,528)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (12,270)      (12,270)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1997                  4,500,000            45      13,455       (30,298)      (16,798)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --        (6,059)       (6,059)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1998                  4,500,000            45      13,455       (36,357)      (22,857)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --        (9,901)       (9,901)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 1999                  4,500,000            45      13,455       (46,258)      (32,758)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (10,611)      (10,611)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2000                  4,500,000            45      13,455       (56,869)      (43,369)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (11,863)      (11,863)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2001                  4,500,000            45      13,455       (68,732)      (55,232)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (12,943)      (12,943)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2002                  4,500,000            45      13,455       (81,675)      (68,175)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (11,352)      (11,352)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2003                  4,500,000            45      13,455       (93,027)      (79,527)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (16,883)      (16,883)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2004                  4,500,000            45      13,455      (109,910)      (96,410)
                                            ----------   -----------  ----------    ----------    ----------
Net loss for year                                   --            --          --       (19,250)      (19,250)
                                            ----------   -----------  ----------    ----------    ----------
Balance - December 31, 2005                  4,500,000   $        45  $   13,455    $ (129,160)   $ (115,660)
                                            ==========   ===========  ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


NOTE 1-General
       -------

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

     Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no cash and its current liabilities exceed current assets by $115,630. The Company has suffered operating losses since inception.

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

NOTE 2-Summary of Significant Accounting Policies:
       ------------------------------------------

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

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


NOTE 2-Summary of Significant Accounting Policies: (Continued)
       ------------------------------------------------------

     Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At December 31, 2005, the Company had no cash or cash equivalents.

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

NOTE 3-Related Party Transactions:
       --------------------------

     Short term borrowing from shareholders

     The Chairman of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued to the Chairman which were still outstanding at December 31, 2005. Notes payable to officer are unsecured and bare interest at 8%.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

NOTE 4-Income Taxes:
       ------------

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

     The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                $129,130
            Valuation allowance for deferred tax assets     (129,130)
                                                            --------
         Net deferred tax assets                            $      -
                                                            ========

     At December 31, 2005, the Company had net operating loss carryforwards of approximately $129,130 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2005.

NOTE 5-Recent Accounting Pronouncements Issued, Not Adopted
       ----------------------------------------------------

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

     In May 2005,  the FASB issued SFAS No. 154,  "Accounting  Changes and Error
     Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

     evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

     In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A.  CONTROLS AND PROCEDURES

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

     Our Directors and Officers as of the date of this report are as follows:

         Name                     Age           Position
         ----                     ---           --------

         Wm. Ernest Simmons       67            President, Treasurer and
                                                Director

         Frances I. Simmons       67            Secretary and Director

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

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. There were no changes in the securities holdings of any person during the fiscal year ended December 31, 2005, as all issued and outstanding share certificates issued by us are presently held in escrow with our legal counsel until such time as we successfully consummate a merger or acquisition.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2005, 2004 and 2003 of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                         ------------------------------
                   Annual Compensation         Awards           Payouts
                   --------------------  ---------------------  -------
                                 Other
                                 Annual Restricted Securities             Other
  Name and                       Compen-  Stock    Underlying     LTIP   Compen-
 Principal         Salary Bonus  sation  Award(s) Options/SARs  Payouts  sation
 Position    Year    ($)    ($)   ($)      ($)         (#)         ($)     ($)
----------   ----  ------ ------ ------  -------  ------------  -------  ------
Wm. Ernest   2005  $    0 $    0 $    0  $     0        0       $     0  $    0
Simmons,     2004  $    0 $    0 $    0  $     0        0       $     0  $    0
President,   2003  $    0 $    0 $    0  $     0        0       $     0  $    0
Treasurer &
Director

     It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2006, except in the event we successfully consummate a business combination, of which there is no assurance.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2005 or 2004.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2005.

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

                      Name and Address         Amount and Nature of     Percent
Title of Class      of Beneficial Owner        Beneficial Ownership     of Class
--------------      -------------------       --------------------      --------

Common          Wm. Ernest Simmons (1)               1,206,000            26.8%
                830 S. Kline Way
                Lakewood, Colorado  80226

                      Name and Address         Amount and Nature of     Percent
Title of Class      of Beneficial Owner        Beneficial Ownership     of Class
--------------      -------------------       --------------------      --------

Common          Frances I. Simmons (1)                       0             *
                830 S. Kline Way
                Lakewood, Colorado  80226

Common          Harry G. Titcombe, Jr.               1,206,000             26.8%
                3932 South Atchison Way #E
                Aurora, Colorado  80014

Common          Susan K. Sunsvold                    1,000,000             22.2%
                5121 S. Ironton Way
                Englewood, Colorado  80111

Common          Heather E. Nutting                     315,000              7.0%
                9035 W. 5th Place
                Lakewood, Colorado  80226

Common          John D. Brasher, Jr.                   283,500              6.3%
                3773 Cherry Creek Drive No.
                Suite 615
                Denver, Colorado  80209

Common          All Officers and Directors           1,206,000             28.8%
                as a Group (2 persons)
-------------------
*  Less than 1%

(1) Officer and director as of the date of this report.

     The balance of our outstanding Common Shares are held by 3 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since our inception, our executive officers have advanced cash to us to cover our costs of operations. At December 31, 2005, there was a balance due of $26,802 for these obligations.. This loan is expected to be repaid when we successfully consummate a merger or acquisition, if such funds are available. The loan accrues interest at the rate of 8% per annum and is due upon demand.

     Mr. Simmons, our President, Treasurer and a director of our Company, also provides us with our principal office space, which space is provided to us on a rent-free basis.

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

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our Board of Directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Jaspers + Hall, PC as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Jaspers + Hall, PC in the fiscal year ended December 31, 2005, were approved by our Board of Directors.

Audit Fees
----------

     The aggregate fees billed by Jaspers + Hall, PC for professional services for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004, and for review of the financial statements included in our quarterly reports on Form 10-QSB for said years was $6,000 and $5,500, respectively.

Audit-Related Fees
------------------

     There were no other fees billed by our current or prior independent auditors during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

     The aggregate fees billed by Jaspers + Hall, PC during the last fiscal year for professional services rendered for tax compliance for fiscal years ended December 31, 2005 and 2004 was $0.

All Other Fees
--------------

     Upon information and belief, there were no other fees billed by Jaspers + Hall, PC during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2006.

                                  GENESIS COMPANIES GROUP, INC.
                                  (Registrant)


                                  By: s/ Wm. Ernest Simmons
                                     -------------------------------------------
                                     Wm. Ernest Simmons, President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2005.

s/ Wm. Ernest Simmons
--------------------------------------------
Wm. Ernest Simmons,
President, Treasurer and Director

s/ Frances I. Simmons
--------------------------------------------
Frances I. Simmons
Secretary and Director