Form 10QSB
period 2006-03-31
GENESIS COMPANIES GROUP INC
filed 2006-05-23
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission File Number
------------------                     ----------------------
March 31, 2006                         0-25562


                          GENESIS COMPANIES GROUP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Delaware                               72-1175963
-------------------------              ----------------------
(State of incorporation)               IRS Employer ID Number


              No. 255 S. Leland Norton Way, San Bernadino, CA, 92408
                 --------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 888 - 606 6652
                                 --------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing equirements for at least the past 90 days.

              Yes [X]     No [  ]
               -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          4,612,000 common shares as of March 31, 2006

                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                    For the Three Months Ended March 31, 2006
                                   (Unaudited)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ------------------------------
                          9175 Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Genesis Companies Group, Inc.
San Bernardino, CA

We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of March 31, 2006 and the related statements of operations for the three months ended March 31, 2006, and the related cash flows for the three months ended March 31, 2006. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants and standards of the Public Company Accounting Oversight Board (PCAOB). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible or financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with audited standards generally accepted in the United States and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

Jasper + Hall, P.C.
Denver, Colorado
March 15, 2006




                     GENESIS COMPANIES GROUP, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS
                              (Unaudited)




                                                                            March 31,              December 31,
ASSETS                                                                         2006                    2005
                                                                           -------------           -------------
Current Assets
 Cash                                                                               $ -                     $ -
                                                                           -------------           -------------
  Total Currents Assets                                                               -                       -
                                                                           -------------           -------------


TOTAL ASSETS                                                                        $ -                     $ -
                                                                           =============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                                            $ 740                 $83,956
 Accrued interest payable - related party                                         1,571                   4,902
 Short-term borrowings from shareholder                                         117,815                  26,802
                                                                           -------------           -------------
  Total Current Liabilities                                                     120,126                 115,660
                                                                           -------------           -------------
Stockholders' Equity
 Preferred stock, $.00001 par value, 10,000,000 shares
   authorized, issued and outstanding - none                                          -                       -
 Common stock, par value $.00001, 100,000,000 shares
  authorized, 4,612,000 and 4,500,000 issued and outstanding
  at March 31, 2006 and December 31, 2005, respectively                              46                      45
 Additional paid-in capital                                                      13,455                  13,455
 Deficit accumulated during the development stage                              (133,627)               (129,160)
                                                                           -------------           -------------
  Total Stockholders' Equity                                                   (120,126)               (115,660)
                                                                           -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ -                     $ -
                                                                           =============           =============







        See accountants' review report and accompanying notes to the financial statements.


          GENESIS COMPANIES GROUP, INC.
            STATEMENTS OF OPERATIONS
                   (Unaudited)




                                                                                                    December 22, 1988
                                                           For the Three Months Ended           (Inception) to
                                                                   March 31,                        March 31,
                                                           2006                 2005                2006
                                                      ----------------    -----------------     --------------
REVENUES:                                                         $ -                  $ -                $ -

EXPENSES:
 Professional fees                                                500                5,212             84,177
 Registration fees                                                  -                    -              3,668
 Administrative expenses                                          241                  537             37,154
                                                      ----------------    -----------------     --------------
  Total Operating Expenses                                        741                5,749            124,999
                                                      ----------------    -----------------     --------------

OTHER REVENUES & EXPENSES:
 Interest expense                                              (3,726)                (426)            (8,628)
 Interest income                                                    -                    -                  -
                                                      ----------------    -----------------     --------------
  Total Other Revenues & Expenses                              (3,726)                (426)            (8,628)
                                                      ----------------    -----------------     --------------


NET LOSS                                                     $ (4,467)            $ (6,175)        $ (133,627)
                                                      ================    =================     ==============


Per share information
   Weighted average number
     of common shares outstanding                           4,519,911            4,500,000
                                                      ================    =================

Net Loss per common share                                         $ -                  $ -
                                                      ================    =================






See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.


           GENESIS COMPANIES GROUP, INC.
              STATEMENTS OF CASH FLOWS
                    (Unaudited)


                                                                                             December 22, 1988
                                                         For the Three Months Ended        (Inception) to
                                                                March 31,                     March 31,
                                                           2006              2005             2006
                                                        ------------     -------------     ------------
Cash Flows from Operating Activities:
  Net Loss                                                 $ (4,467)         $ (6,175)      $ (133,627)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Stock issued for services                                      1                 -                1
   Changes in assets and liabilities:
    Increase (Decrease) in accounts payable                       -             5,749              740
    Increase (Decrease) in accrued expenses                  (3,331)              426            1,570
                                                        ------------     -------------     ------------
     Total adjustments                                       (3,331)            6,175            2,311
                                                        ------------     -------------     ------------
Net Cash Used in Operating Activities                        (7,797)                -         (131,316)
                                                        ------------     -------------     ------------

Cash Flows from Investing Activities
  Capital expenditures                                            -                 -                -
                                                        ------------     -------------     ------------
Cash Flows Used in Investing Activities                           -                 -                -
                                                        ------------     -------------     ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                              -                 -           13,500
  Proceeds from short-term borrowing - shareholders           7,797                 -          117,816
                                                        ------------     -------------     ------------
Cash Flows Provided by Financing Activities                   7,797                 -          131,316
                                                        ------------     -------------     ------------

Net Increase (Decrease) in cash and cash equivalents              -                 -                -

Cash and cash equivalents - beginning of period                   -                 -                -
                                                        ------------     -------------     ------------

Cash and cash equivalents - end of period                       $ -               $ -              $ -
                                                        ============     =============     ============


Supplemental information:
    Cash paid for interest                                      $ -               $ -              $ -
                                                        ============     =============     ============
    Cash paid for income taxes                                  $ -               $ -              $ -
                                                        ============     =============     ============




See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

2.   Related Party - Short-Term Borrowings

At March 31, 2006 short term borrowings consists of the following:

President and director                        $58,907.50
CFO and director                              $58,904.50
                                              ----------
               Total                         $117,815.00
                                              ----------

These notes are unsecured, bears interest at 8% and due on demand.

3.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended, the Company's deficit is $133,627 and current liabilities exceeds current assets by $120,126.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

4. Stock  Transactions:

     The following stock transactions occurred during the quarter ended March 31, 2006.

     On March 15, 2006, 112,000 common shares were issued to 13 shareholders pursuant to exemption from registration.

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

Results of Operations

     We generated no revenues during the three month period ended March 31, 2006. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of acquiring an operating business of which there can be no assurance. Our expenses were $741 and $5,749 in the periods in 2006 and 2005 respectively. With interest expense included our net losses were $4,467 and $6,175 in the periods in 2006 and 2005 respectively. Loss per share was nominal in the periods in 2006 and 2005.

Plan of Operation

     Genesis Companies Group, Inc. ("we," "our," "GCG", or the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities.

     We have no full time employees in Genesis Companies Group, Inc. Our President and Chief Financial Officer have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because we presently have nominal overhead and no other material financial obligations, we believe that our short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash as may be necessary to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to us through any means.

Liquidity and Capital Resources

     We presently have no nominal cash or cash equivalents as of March 31, 2006. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

SUBSEQUENT EVENTS

1. Genesis Companies Group, Inc. has entered into an agreement to acquire Laser Strip, Inc. in exchange for 30,000,000 shares to Joe Ermalovich in exchange for all outstanding shares of Laser Strip, Inc.

2.   Genesis   Companies  Group,  Inc.  has  raised  $18,000  from  unaccredited investors under a Private Placement Memorandum dated April 15, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

     We carried out an evaluation as of March 31 2006, under supervision and with the participation of our management, including our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation as of March 31, 2006, our President and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation March 31, 2006, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 2.  CHANGES IN SECURITIES -

     112,000 common shares have been issued in a private placement during this quarter pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

31   Certification of Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the three month period ended on March 31, 2006.

1. Appointment of Daniel F. Medina, as director and president, and Madhava Rao Mankal as director and CFO of the Company.

2. Share purchase agreement between Daniel Medina and Madhava Rao Mankal, and Ernest Simmons, previous president and director of the Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          GENESIS COMPANIES GROUP, INC.
                                  (Registrant)

                              Dated: May 15, 2006.



   By: Daniel Medina

---------------------------------
      /s/  Daniel Medina
           President