Form 10QSB
period 2006-06-30
GENESIS COMPANIES GROUP INC
filed 2006-08-22
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission File Number
------------------                     ----------------------
June 30, 2006                         0-25562


                          GENESIS COMPANIES GROUP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Delaware                               72-1175963
-------------------------              ----------------------
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

          4,612,000 common shares as of June 30, 2006

                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                    For the Six Months Ended June 30, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheet of Genesis Companies Group, Inc. as of June 30, 2006 and the related statements of operations for the three-months and six-months ended June 30, 2006 and 2005 and the related statements of cash flows for the six-months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. The financial statements for the period December 22, 1988 (inception) to December 31, 2004 were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated March 23, 2005.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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




Jaspers + Hall, PC.
Denver, Colorado
August 5, 2006


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)







                                                                      June 30,           December 31,
                                                                        2006                 2005
                                                                   ---------------       -------------
ASSETS:

Current Assets:
  Cash                                                                    $ 5,174                 $ -
                                                                   ---------------       -------------

Other Assets                                                               19,700                   -
                                                                   ---------------       -------------

TOTAL ASSETS                                                             $ 24,874                 $ -
                                                                   ===============       =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable and accrued expenses                                   $ 4,101            $ 83,956
  Accrued interest payable - related parties                                2,557               4,902
  Short-term borrowings from shareholders                                 117,915              26,802
                                                                   ---------------       -------------

TOTAL CURRENT LIABILITIES                                                 124,573             115,660
                                                                   ---------------       -------------

Stockholders' Deficit:
  Preferred stock, $.00001 par value, 10,000,000
   shares authorized                                                            -                   -
  Common stock, $.00001 par value, 100,000,000
    shares authorized, 4,612,000 shares issued and
    outstanding                                                                46                  45
   Shares to be issued                                                     25,000                   -
  Additional paid-in capital                                               13,455              13,455
  Deficit accumulated during the development stage                       (138,200)           (129,160)
                                                                   ---------------       -------------

Total Stockholders' Deficit                                               (99,699)           (115,660)
                                                                   ---------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 24,874                 $ -
                                                                   ===============       =============


See accountants' review report and accompanying notes to these financial statements.



                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)






                                                                                                         December 22, 1988
                                               Three Months Ended               Six Months Ended          (Inception) to
                                                    June 30,                        June 30,                 June 30,
                                              2006            2005            2006            2005             2006
                                          --------------  --------------  --------------  -------------  -----------------

INCOME                                              $ -             $ -             $ -            $ -                $ -


OPERATING EXPENSES:
Professional Fees                                 3,301           3,462           3,801          8,673             87,478
Registration Fees                                     -               -               -              -              3,668
Administrative Expenses                             286             553             527          1,091             37,440
                                          --------------  --------------  --------------  -------------  -----------------
Total Operating Expenses                          3,587           4,015           4,328          9,764            128,586
                                          --------------  --------------  --------------  -------------  -----------------
Other Income (Expense)
Interest Expense                                   (986)           (426)         (4,712)          (852)            (9,614)
                                          --------------  --------------  --------------  -------------  -----------------

Net Loss from Operations                       $ (4,573)       $ (4,441)       $ (9,040)      $(10,616)        $ (138,200)
                                          ==============  ==============  ==============  =============  =================
Weighted average number of
  shares outstanding                          4,512,000       4,500,000       4,566,210      4,500,000

Net Loss Per Share                         $            (*)$            (*)$            (*)$            (*)
                                          ===============================================================
* Less than $0.01 per share


The accountants' review report and accompanying notes to these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                Indirect Method
                                  (Unaudited)





                                                                                                  December 22, 1988
                                                                    Six Months Ended              (Inception) to
                                                                        June 30,                     June 30,
                                                                 2006               2005              2006
                                                            ----------------    -------------     --------------
Cash Flows From Operating Activities:
  Net (Loss)                                                       $ (4,573)        $(10,616)         $(138,200)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Stock issued for services                                              1                -                  1
   Changes in assets and liabilities:
    (Decrease) Increase in  accounts payables                       (79,855)               -              4,101
    (Decrease) Increase in  accrued expenses                         (2,345)           5,116              2,557
                                                            ----------------    -------------     --------------
       Total adjustments                                            (82,199)           5,116              6,659
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                               (86,772)          (5,500)          (131,541)
                                                            ----------------    -------------     --------------
Cash Flows From Investing Activities:
  Purchase of investments                                           (19,700)               -            (19,700)
                                                            ----------------    -------------     --------------
Net Cash Used by Investing Activities                               (19,700)               -            (19,700)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Issuance of common stock                                           25,000                -             38,500
  Proceeds from short-term borrowings - shareholder                  86,646            5,500            117,915
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activites                          111,646            5,500            156,415
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                           5,174                -              5,174

Cash and Cash Equivalents - Beginning of period                           -                -                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                           $ 5,174              $ -            $ 5,174
                                                            ================    =============     ==============


Supplemental Cash Flow Information:
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============


See accountants' review report and accompanying notes to these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the three-months and six-months ended June 30, 2006 and 2005, and cash flows for the six-months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

2.   Related Party - Short-term Borrowings

At June 30, 2006 short term borrowings consists of the following:

President and director                       $58,907
CFO and director                              58,908
                                              ------
               Total                        $117,815
                                              -------

These notes are unsecured, bears interest at 8% and due on demand.

3.   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended, the Company's deficit is $138,200 and current liabilities exceed current assets by $119,399.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

4. Stock transactions:

 The following stock transactions accrued during the six months ended June 30, 2006.

On March 15, 2006 112,000 common shares were issued to 13 shareholders as part of the exchange agreement and representation which reads as follows.

For and in consideration of the 112,000 shares of Genesis Companies Group, Inc. to be issued, and delivered to the attached shareholders as listed (13 shareholders) and provided by the undersigned. The undersigned waives and releases any and all claims, causes of action, any claims of compensation, legal fees, interest accruals, promissory notes, pledges, expenses, profit sharing or other financial obligations whatsoever of or against Genesis Companies Group, Inc. which includes all liabilities outstanding as of March 1, 2006 in the books of Genesis Companies Group, Inc. and assigns the balance of liability in the books to Daniel Medina and Madhava Rao Mankal in consideration of shares.

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

Results of Operations

     We generated no revenues during the six month period ended June 30, 2006. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of acquiring an operating business of which there can be no assurance. Our expenses were $741 and $5,749 in the periods in 2006 and 2005 respectively. With interest expense included our net losses were $4,467 and $6,175 in the periods in 2006 and 2005 respectively. Loss per share was nominal in the periods in 2006 and 2005.

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

Liquidity and Capital Resources

     We presently have no nominal cash or cash equivalents as of June 30, 2006. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that we have sufficient funds to continue operations through the foreseeable future.

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

2.   Genesis   Companies  Group,  Inc.  has  raised  $18,000  from  unaccredited investors under a Private Placement Memorandum dated April 15, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

     a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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

     None

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          GENESIS COMPANIES GROUP, INC.
                                  (Registrant)

                              Dated: August __, 2006.



   By: Daniel Medina

---------------------------------
      /s/  Daniel Medina
           President