Form 10QSB
period 2006-09-30
GENESIS COMPANIES GROUP INC
filed 2006-11-20
CIK 862320

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10QSB

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                    ------------------ ----------------------
                           September 30, 2006 0-25562


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes [X]     No [  ]
-----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                36,292,000 common shares as of September 30, 2006

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          GENESIS COMPANIES GROUP, INC.

                              Financial Statements
                  For the Nine Months Ended September 30, 2006
                                   (Unaudited)




JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS 9175 Kenyon Avenue, Suite 100 Denver, CO 80237 303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheets of Genesis Companies Group, Inc. as of September 30, 2006 and the related statements of operations for the three-months and nine-months ended June 30, 2006 and 2005 and the related statements of cash flows for the nine-months ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

November 7, 2006



                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                    (AUDITED)


                                                                                         September 30, 2006        December 31, 2005
                                                                                         ------------------        -----------------

                                  ASSETS:

 Current Assets
    Cash                                                                                              $26                       $0
     Inventory
          Work in progress                                                                         87,394                        -
                                                      TOTAL CURRENT ASSETS                         87,420

 Other Assets                                                                                      20,725                        -

                                                              TOTAL ASSETS                        108,145                        -
                                                                                ====================================================
                  LIABILITIES AND STOCKHOLDERS' DEFICIT:

 Current Liabilities:
       Accounts Payable and accrued expenses                                                        7,305                    83,956
       Accrued Interest Payable - related parties                                                   7,050                     4,902
       Short-term borrowings from shareholders                                                    114,815                    26,802
                                                                                ----------------------------------------------------
                                                 TOTAL CURRENT LIABILITIES                        129,170                   115,660

 Stockholders' Deficit:
       Preferred stock, $0.00001 par Value,                                                             -                         -
          10,000,000 shares authorized
       Common stock, $0.00001 par value, 100,000,000 shares authorized                                363                        45
          36,292,000 shares issued and outstanding
 Subscription Receivables                                                                          (4,000)                        -
 Additional paid-in capital                                                                       128,546                    13,455
 Deficit accumulated during the development stage                                                (145,934)                 (129,160)
                                                                                ----------------------------------------------------
                                               TOTAL STOCKHOLDERS' DEFICIT                        (21,025)                 (115,660)

                               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $108,145                       $0
                                                                                ====================================================

See Accountants' Review Report


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    (UNAUDITED)


                                         Three Months Ended            Nine Months Ended                   22-Dec-88
                                             September 30,               September 30,                (Inception) to
                                         2006            2005          2006           2005             September 30,
                                                                                                      2006


Income                                    -              -              -             -               -

Operating Expenses:
              Professional Fees           2,229         3,077          6,030        11,750           93,375
              Registration Fees           -              -              -             -               3,668
        Administrative Expenses           1,112           492          1,539         1,728           34,783

Total Operating Expenses                  3,341         3,569          7,569        13,478          132,126

Other Income (Expenses)
               Interest Expense          (4,393)         (426)        (9,205)       (1,278)         (14,107)

Net Loss from Operations                 (7,734)       (4,140)       (16,774)      (14,756)        (145,934)
                                     ==========     =========     ==========     =========         ========
Weighted Average number              28,575,822     4,500,000     10,125,214     4,500,000
of shares outstanding                ==========     =========     ==========     =========         ========

Net Loss Per Share                    (*)            (*)            (*)           (*)
                                     ==========     =========     ==========     =========
* Less than 0.01 per share

See Accountants' Review Report


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CASH FLOW
                                    (UNAUDITED)


                                                                          Nine Months Ended   Dec 22, 1988
                                                                              September 30,   to September 30,
                                                                     2006           2005          2006
                                                                     ----           ----          ----

Cash Flows From Operating Activities:                                  (16,774)       (14,756)     (145,934)
(Net Loss)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Stock issued for services                                               1                            1
     Changes in assets and liabilities:
        (Decrease) Increase in inventory                               (87,394)             -       (87,394)
        (Decrease) Increase in accounts payables                       (76,651)         8,830         7,305
         (Decrease) Increase in accrued expenses                         2,148            426         7,050
Total adjustments                                                      (74,503)         9,256       (73,038)
Net Cash Used in Operating Activities:                                (178,670)        (5,500)     (218,972)

Cash Flows From Investing Activities:
    Purchase of investments                                            (20,725)             -       (20,725)
Net Cash Used In Investing Activities                                  (20,725)             -       (20,725)



Cash Flow From Financing Activities:
    Issuance of common stock - Cash                                    111,408              -       124,908
    Proceeds from short-term borrowings - shareholder                   88,013          5,500       114,815
Net Cash Provided By Financing Activities                              199,421          5,500       239,723

Increase (Decrease) in Cash                                                 26        (13,383)           26

Cash and Cash Equivalents - Beginning of Period                              -              -             -

Cash and Cash Equivalents - End of Period                                   26              -            26
                                                                      ==========      ========     ========
Supplemental Cash Flow Information:
       Interest Paid                                                         -              -             -
       Taxes Paid                                                            -              -             -


See Accountants' Review Report

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

1.   Presentation of Interim Information

     In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the three-months and nine-months ended September 30, 2006 and 2005, and cash flows for the nine-months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

2.   Related Party - Short-term Borrowings

At September 30, 2006, Short-term borrowings consisted of the following:

Note payable to President and director                       $ 57,408
Note payable to CFO and director                               57,407
                                                               --------
                                         Total               $114,815
                                                               ========

These notes are unsecured, bear interest at 8%, and due on demand.

3.   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended, the Company's deficit is $16,774 and current liabilities exceed current assets by $41,750.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


4. Stock transactions:

 The following stock transactions occurred during the nine months ended September 30, 2006:

1) On March 15, 2006, 112,000 common shares were issued to 13 shareholders as part of the exchange agreement and representation which reads as follows.

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

2) Common stock issued to in this period is as follows:

        A)  30,000,000  shares  of  common  stock  have  been  issued  to Joseph
Ermalovich during this quarter in exchange for the 300 watt Laser stripping equipment.

        B) 24,000 shares of common stock have been issued in a private placement memorandum during this quarter for cash.

        C)  1,400,000   shares  of  common  stock  have  been  issued  to  three
consultants in exchange for services.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

Results of operations for the three-month period ended September 30, 2006 compared to the same period ended September 30, 2005

We generated no revenues during the three month period ended September 30, 2006. Our management anticipates that we will not generate any significant revenues until we achieve our business objective of operating revenues of which there can be no assurance. Our operating expense was $3,341 in the three-month period ended September 30, 2006, compared to $3,569 in the three-month period ended September 30, 2005. Interest expense for the three-month period ended September 30, 2006 and 2005 were $4,393 and $426 in 2006 and 2005, respectively. With interest expense included our net losses were ($7,734) and ($4,140) in the three-month periods ended September 30 in 2006 and 2005 respectively. Loss per share was nominal in the periods in 2006 and 2005.

Results of operations for the nine-month period ended September 30, 2006 compared to the same period ended September 30, 2005

We generated no revenues during the nine month period ended September 30, 2006. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of operating revenues of which there can be no assurance. Our operating expense was $7,569 in the nine-month period ended September 30, 2006, compared to $13,478 in the nine-month period ended September 30, 2005. Interest expense for the nine-month period ended September 30 is $9,205 and $1,278 in 2006 and 2005, respectively. With interest expense included our net losses were ($16,774) and ($14,756) in the nine-month periods ended September 30 in 2006 and 2005 respectively. Loss per share was nominal in the periods in 2006 and 2005.

Plan of Operation

     We are in the process of rebuilding/remanufacturing a laser stripping machine we have acquired, and intend to develop a business using such equipment in next quarter.

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

Liquidity and Capital Resources

     We presently have $26 in cash and equipment of $87,394 as of September 30, 2006. The company will need to raise capital through loans or private placements in order to carry out any operational plans. The company has no sources of such capital at this time.

     Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

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

      30,000,000 shares of common stock have been issued to Joseph Ermalovich during this quarter in exchange for certain 300 watt Laser stripping equipment.

       24,000 shares of common stock have been issued in a private placement memorandum during this quarter for cash.

       1,400,000 shares of common stock have been issued to three consultants in exchange for services.

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





                          GENESIS COMPANIES GROUP, INC.
                                  (Registrant)

Dated: November 1, 2006



   By: Daniel Medina

---------------------------------
      /s/ Daniel Medina
           President