Form 10KSB
period 2006-12-31
GENESIS COMPANIES GROUP INC
filed 2007-04-17
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the fiscal year ended December 31, 2006

                        Commission File Number: 000-25562

                          GENESIS COMPANIES GROUP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its chapter)

          Delaware                                             72-1175963
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

               255 S. Leland Norton Way, San Bernardino, CA 92408
                    (Address of principal executive offices)

                                  (303-741-5785
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                        Common Stock, $0.00001 Par Value
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None.

         Check whether the issuer(1)  filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] No [ ]

         State issuer's revenues for its most recent fiscal year:  $0

     As of the close of trading on April __, 2007, there were 15,242,000 common shares outstanding, 2,742,000 of which were held by non-affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): YES [ ] NO [ X ]





TABLE OF CONTENTS                                                               PAGE

PART I

Item 1. Description of Business                                                    1

Item 2. Description of Property                                                    8

Item 3. Legal Proceedings                                                          8

Item 4. Submission of Matters to a Vote of Security Holders.                       8

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.                  8

Item 6. Management's Discussion and Analysis or Plan of Operation.                 9

Item 7. Financial Statements.                                                     12
Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.                                                     12 - 13

         Item 8A Controls and Procedures
         Item 8A(T). Controls and Procedures.
         Item 8B.  Other Information.

PART II

Item 9. Directors,  Executive Officers, Promoters, Control Persons and Corporate  12
Governance; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.                                                 15

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.                                            16

Item 12.  Certain Relationship and Related Transactions, and Director
          Independence.                                                           18

Item 13.  Exhibits.                                                               18

Item 14.  Principal Accountant Fees and Services.                                 18

Signatures                                                                        19



This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                     PART I

Item 1.  Description of Business

General Overview

Genesis Companies Group, Inc. ("the Company") was incorporated under the laws of the State of Delaware on December 22, 1988, for the purpose of engaging in any lawful activity. From the date of inception to March 15, 2006, the Company had minimal operating activities. During this time, the Company did issue 4,500,000 shares of restricted common stock to the Company's original shareholders in exchange for cash of $13,500. As such, the Company was defined as a "shell" company, whose sole purpose at the time was to locate and consummate a merger or acquisition with a private entity.

On March 15, 2006, the Company appointed new management. Mr. Daniel Medina and Mr. Madhava Rao Mankal were appointed as the Chief Executive Officer and Chief Financial Officer, respectively. At the same time, Messrs. Medina and Mankal were appointed to the Company's Board of Directors. In connection with the changes in management, 4,500,000 shares of common stock held by the original stockholders of the Company were transferred to Messrs. Daniel Medina and Madhava Rao Mankal of Medina International Holdings, Inc. ("Medina") in exchange for their shares of Medina. Of the 4,500,000 common shares, 500,000 common shares were then transferred to Medina in exchange for 50,000 restricted common shares of Medina, valued at $25,000.

On July 28, 2006, management decided to acquire a "300 Watts Portable Laser De-coating System" ("PLDS") in exchange for 30,000,000 shares of the Company's restricted common stock. The Company has issued 8,950,000 common shares, as partial payment on the PLDS. Upon the issuance of the title and the transfer of ownership of the PLDS to the Company, the Company will issue the remaining 21,050,000 common shares to complete the transaction.

In July 2006, the Company issued 280,000 shares of its common stock in exchange for cash totaling $28,000 ($0.10 per share). The shares were offered through a private placement memorandum. The Company has received funds of $26,000 and has a receivable of $2,000, at December 31, 2006.

Current Business

We are currently in the process of upgrading electronic systems and refurbishing existing equipment in connection with implementing the PLDS.

Principal Products

The PLDS is used to strip paints and other contaminants from surfaces of various kinds of objects including surfaces consisting of metals, composites and concrete. The paint and/or contaminants are removed through a process that incinerates the hazardous materials and toxic chemicals. In addition, the PLDS can be used to strip paint on delicate parts, such as the landing gear of aircraft, without causing damage to the metal.

Sales and Marketing

While there are different uses for the PLDS, management, is focusing its sales and marketing efforts on those markets where the PLDS is used specifically for paint removal. These potential customers who could make use of the PLDS include:

- the Department of Defense ("DOD"), the PLDS can be used by the DOD in de-painting not only military aircraft, but also other pieces of military equipment;

- amusement parks where the PLDS can be used for the maintenance and upkeep of rides and other pieces of equipment; and

- city governments can use the PLDS to not only maintain equipment, such as water towers and bridges, but can also use the PLDS to remove graffiti.

Government Regulation

The Company's activities and products to date have not been subject to any governmental regulations that management believes would have a significant impact on its business. The Company believes that it is in compliance with all applicable regulations that apply to its business, as it is presently conducted. The Company will produce professional units for a series of durability testing in accordance with U.S. regulations.

Competition

There are many domestic and foreign companies of various sizes who have equipment or chemical stripping capabilities to strip paint and/or other related coatings. Many of these companies have had longer operating histories, greater financial, sales, marketing, technological resources and established client relationships than the Company currently possesses. At this time, the Company is unaware of any competitors whose products are able to reach levels of laser de-coating capabilities, comparable to the Company's abilities. As a result, management of the Company believes that it does not face any direct competition from its competitors. Nonetheless, in the future the Company may face competition as a result of technological innovation, changes in both product emphasis and applications, and from new companies entering the market place, who may have greater capabilities or better techniques and/or technologies.

Employees

As of December 31, 2006, the Company has no employees. The officers of the Company have agreed to allocate a portion of their time to the operation of the Company without compensation.

RISK FACTORS

The Company's business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

RISK FACTORS RELATED TO OUR BUSINESS

If the Company is not able to devote adequate resources to product development and commercialization, it may not be able to develop its product.

The Company's business strategy is to manufacture and market the PLDS. Management believes that revenue growth and profitability, if any, will substantially depend upon management's ability to:

|X|      raise additional needed capital for further research and development;

|X|      complete the development of the Company's product; and

|X|      successfully introduce and commercialize the PLDS.

Because the Company has limited resources to devote to product development and commercialization, any delay in the development of its PLDS or reallocation of resources to development efforts that prove unsuccessful may delay or jeopardize the development of the Company. Management believes that it will be able to finance the continued development of the PLDS through private placements and other capital resources. If management is unsuccessful in bringing the PLDS to market, the Company's ability to generate revenues will be adversely affected.

The commercial viability of the PLDS remains largely unproven and the Company may not be able to attract customers.

The commercial viability of the PLDS is not known at this time. If commercial opportunities are not realized from the sale and use of the PLDS, the Company's ability to generate revenue will be adversely affected. There are no assurances that the Company will be successful in marketing the PLDS, or that customers will ultimately purchase or lease the Company's products. Failure to have commercial success from the sale of the PLDS will significantly and negatively impact the Company's financial condition.

If the PLDS does not gain market acceptance, it is unlikely that the Company will obtain profitability.

The commercial success of the PLDS will depend upon the adoption of the product by manufacturers and consumers as an alternative approach to paint stripping methods currently in use. Market acceptance will depend upon many factors, including but not limited to:

|X| the willingness and ability of consumers and industry partners to adopt a new technology;

|X|  the Company's ability to convince potential industry partners and consumers
     that  the  PLDS  is  an  attractive   alternative  to  current  and  future
     technologies for paint stripping methods;

|X| the Company's ability to manufacture our products and provide services in sufficient quantities with acceptable quality and at an acceptable cost; and

|X| the Company's ability to place and service sufficient quantities of its products.

The manufacturing, use or sale of the Company's current and proposed products may infringe on the patent rights of others, and the Company may be forced to litigate if an intellectual property dispute arises.

If the Company infringes or are alleged to have infringed another party's patent rights, management may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. The Company may not have sufficient resources to bring these actions to a successful conclusion. In addition, if the Company is unable to obtain a license, do not successfully defend an infringement action or are unable to have infringed patents declared invalid, the Company may:

|X|  incur substantial monetary damages;

|X| encounter significant delays in marketing our current and proposed product candidates; and

|X| be unable to conduct or participate in the manufacture, use or sale of product.


Parties making such claims may be able to obtain injunctive relief that could effectively block the Company's ability to further develop or commercialize its current and proposed product and could result in the award of substantial damages. Defense of any lawsuit or failure to obtain any such license could substantially harm the Company. Litigation, regardless of outcome, could result in substantial cost to and a diversion of efforts by the Company.

Management is unaware of the source of the 300 Watts Portable Laser De-coating System (PLDS) and the Company may be forced into litigation if PLDS infringes upon someone else's ownership.

The Company has agreed to acquire the PLDS from Mr. Joe Ermalovich in exchange for common stock of the Company. Management is unaware of the source of the PLDS, its owner(s), its inventor(s), its valid or invalid patents or patent pending. Due to high risk and uncertainties of the acquired equipment, the Company's ability to manufacture, sell, or lease the equipment may be limited. The Company may be forced into litigation by one or more factors mentioned above and this could result in a heavy burden on the Company's finances.

Management devotes a small portion of their time towards the Company's business activities and this can limit the progress of the Company's business plans.

Management anticipates devoting up to twenty hours per month to the Company's business activities. None of the Company's officers have entered into a written employment agreement with the Company and no one is expected to do so in the foreseeable future. The Company's has not obtained key man life insurance on any of our officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals could adversely affect the Company's development and likelihood of continuing operations. See "PART III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Due to management's commitment to devote small portion of their time, the Company's management may have conflicts of interest.

The Company's officers and directors may in the future participate in business ventures which could be deemed to compete directly with the Company's business. Additional conflicts of interest and non-arms length transactions may also arise in the future if the officers or directors are involved in the management of any firm with which the Company transacts business.

The Company has had negative cash flows from operations. The Company's business operations may fail if the Company's actual cash requirements exceed estimates, and if the Company is not able to obtain further financing.

The Company has had negative cash flows from operations. Management has estimated that it will require approximately $100,000 to carry out the Company's business plan for the twelve months ending December 31, 2007. There is no assurance that actual cash requirements will not exceed estimates, in which case the Company would require additional financing to finance working capital and pay for operating expenses and capital requirements until the Company achieves a positive cash flow.

The Company may not be able to obtain additional equity or debt financing on acceptable terms if and when they need it. Even if financing is available, it may not be available on terms that are favorable to the Company or in sufficient amounts to satisfy the Company's requirements. If the Company requires, but is unable to obtain, additional financing in the future, the Company may be unable to implement the Company's current business plan and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, and compete effectively.

The Company has a history of losses and negative cash flows, which is likely to continue unless the PLDS gains sufficient market acceptance to generate a commercially viable level of sales.

Since inception through December 31, 2006, the Company has incurred aggregate net loss of $291,005 and at December 31, 2006 had a working capital deficit of $24,321. There is no assurance that the Company will ever operate profitably or will ever generate positive cash flow in the future.

The Company's proposed operations are speculative. The success of the proposed plan of operations will depend to a great extent on the operation, financial condition and management of the Company. If the Company is unable to proceed with its business plan due to any of the factors mentioned above, management will have to seek other mergers or acquisition.

While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that they will be successful in locating candidates meeting such criteria. In the event the Company was to complete a business combination, of which there can be no assurance, the success of its operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond management's control.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

There is currently no market for the Company's securities, and there can be no assurances that any market will ever develop or that our common stock will be quoted for trading and if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this annual report, there has not been any established trading market for the Company's common stock, and there is currently no market whatsoever for our securities. We will seek to have a market maker file an application with the NASD on our behalf to quote the shares of the Company's common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD. There can be no assurance as to whether such market maker's application will be accepted or, if accepted, the prices at which the common stock will trade if a trading market develops, of which there can be no assurance. The Company is not permitted to file such application on its own behalf. If the application is accepted, the Company cannot predict the extent to which investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, the common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of the Company's common stock. Until the Company's common stock is fully distributed and an orderly market develops in the Company's common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for the Company's common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of the Company's common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

If a market develops for the Company's common stock, Rule 144 sales may depress prices in that market.

All of the outstanding shares of the Company's common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act").

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any market that develops in shares of the Company's common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Until the Company's common stock qualifies for inclusion in the NASDAQ system, if ever, the trading of the Company's securities, if any, will be in the over-the-counter markets which are commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks (generally) are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:

     -    Deliver a standardized risk disclosure document prepared by the SEC;

     - Provide the customer with current bid and offer quotations for the penny stock;

     - Explain the compensation of the broker-dealer and its salesperson in the transaction;

     - Provide monthly account statements showing the market value of each penny stock held in the customer's account;

     - Make a special written determination that the penny stock is a suitable investment for the purchaser; and

     -    Provide a written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for the Company's securities.

If and when the Company's securities become quoted on the OTCBB or other exchange the securities may be thinly traded which may not provide liquidity for the Company's investors.

If the Company's securities become quoted on the OTCBB or other exchange our securities may be thinly traded which may not provide liquidity for our investors. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCBB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade OTCBB securities. As a result, you may not be able to buy or sell the Company's securities at the times that you may wish. Even if the Company's securities become quoted on the OTCBB, the OTCBB may not permit the Company's investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

The Company does not intend to pay dividends in the foreseeable future; therefore, you may never see a return on your investment.

Management does not anticipate the payment of cash dividends on the Company's common stock in the foreseeable future. Management anticipates that any profits from the Company's operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash available and other factors.

Item 2.  Description of Property

Facilities

The Company's  administrative  and principal place of business is located at 255
S. Leland Norton Way, San Bernardino, CA 92408, on a rent free basis pursuant to an oral agreement. It is anticipated that this arrangement will be suitable for the Company's needs for the foreseeable future.

Item 3.  Legal Proceedings

There are no legal proceedings which are pending or have been threatened against the Company and/or the officers and directors of the Company of which management is aware.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

Currently, there is no public trading market for the Company's common stock.

Holders

As of December 31, 2006, there are 59 holders of the Company's common stock.

  Dividends

  The Company has not declared or paid any cash dividends since inception and management does not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit the Company's ability to pay dividends on shares of the Company's common stock other than as described below, management intends to retain future earnings for use in our operations and the expansion of our business.

  Recent Sales of Unregistered Securities

The Company completed a private placement of 260,000 shares of its restricted common stock for proceeds of $26,000 on July 28, 2006 ($0.10 per share). The private placement was subscribed for by 26 investors. As of December 31, 2006, the Company holds a subscription for 20,000 shares of its restricted common stock for proceeds of $2,000, that have not been paid for at this time.

On July 28, 2006, the Company issued 1,400,000 shares of its restricted common stock to 3 individuals for their consulting services, the shares were estimated to have a value of $140,000.

The Company issued 8,950,000 shares of its restricted common stock to Mr. Joe Ermalovich (distributed to 12 shareholders who are relatives and friends of Mr. Joe Ermalovich, per his instructions) in exchange for the purchase of the PLSD. The shares had an estimated value of $87,183 on July 28, 2006.

Equity Compensation Plan Information

The Company has not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto and included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward looking statements.

Results of Operations

During the years ended December 31, 2006 and 2005, the Company did not recognize any revenues from operations.

Total operating losses for the year ended December 31, 2006 were $152,304 compared to $17,516 for the year ended December 31, 2005. The increase of
$134,788 was due to increased operating activities through the year ended December 31, 2006 compared to the year ended December 31, 2005. During the year ended December 31, 2006 operating expenses included: $10,793 worth of professional fees, $60 in registration fees and $141,451 of administrative expenses. Administrative expenses included $140,000 of consulting services, such services were paid for by the Company through the issuance of 1,400,000 shares of the Company's common stock.

For the year ended December 31, 2006, the Company incurred a loss of $161,845 compared to a loss of $19,250 as of December 31, 2005 and an accumulated loss of $291,005 since incorporation. The increase of $142,595 was due to an increase in operating activities in connection with the purchasing of the PLDS.

Plan of Operation and Cash Requirements

The Company's principal capital resources have been through the issuance of common stock, although in the future the Company may use shareholder loans, advances from related parties, or borrowings.

At December 31, 2006, there was a working capital deficit of $111,504 compared to a working capital deficit of $115,660 at December 31, 2005.

At December 31, 2006, total current assets were $21,825, consisting of cash and a note receivable, compared to total current assets of $0 as of December 31, 2005.

At December 31, 2006, total current liabilities were $133,329, compared to total current liabilities of $115,660 as of December 31, 2005.


At December 31, 2006, the Company had a cash balance of $26 compared to $0 as of December 31, 2005.

During the year ended December 31, 2006, management of the Company concentrated its efforts on the acquisition of the "300 Watts Portable Laser De-coating System" ("PLDS"). The PLDS is being acquired in exchange for 30,000,000 shares of the Company's restricted common stock. The Company has issued 8,950,000 common shares, as partial payment on the PLDS. Upon the issuance of the title and the transfer of ownership of the PLDS to the Company, the Company will issue the remaining 21,050,000 common shares to complete the transaction.

The Company expects to spend $100,000 during the twelve-month period ending December 31, 2007 on the development of it business plan for the PLDS and on general and administrative expenses including legal and auditing fees, salaries, office equipment, SEC expenses and other administrative related expenses. Management will need to raise additional capital in order to meet immediate cash requirements to proceed with the Company's business plans. Management intends to raise additional capital for the Company through the private placement of our securities.

There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, management will be forced to scale down or perhaps even cease the operation of the Company.

Recently Issued Accounting Policies

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2007. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation or fixed assets, valuation of intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

-    stock based compensation;

-    value of long-lived assets; and

-    revenue recognition and deferred revenue.

Stock based compensation

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

Valuation of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2006.

Revenue recognition and deferred revenue

The Company's revenue recognition policy is significant because future revenue could be a key component of its results or operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

Item 7.  Financial Statements

The financial statements for the year ended December 31, 2006 and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedure

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Financial Officer and other management personnel. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders annual meeting and hold office until they resign or are removed from office. There are no family relationships that exist between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director of executive officer. The Company has not established audit, incentive compensation and nominating committees, at this time.

The Company's Directors and Officers as of the date of this report are as follows:



---------------------- ----------- ------------------------ --------------
        Name              Age             Position              Period
---------------------- ----------- ------------------------ --------------

Daniel F. Medina           54      President and Director    March 15,
                                                             2006 to date.

Madhava Rao Mankal         55      Chief Financial Officer   March 15,
                                   and Director              2006 to date.
---------------------- ----------- ------------------------ --------------

The following  sets forth the portion of their time the directors  devote to the
Company:

                  Daniel Medina                      <25%
                  Madhava Rao Mankal                 <25%

The Company's success depends on the performance of both directors, Mr. Medina and Mr. Mankal. The Company does not have "key person" life insurance policies on any employees nor does the Company have employment agreements for fixed terms with any of its employees. Any of the employees, including any member of the management team, may terminate his or her employment at any time.

Biographies of Officers and Directors

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

Daniel Medina, 54. Mr. Medina has served the President and a Director of the Company since March 15, 2006. Mr. Medina currently serves as the President and a Director of Medina International Holdings, Inc. Mr. Medina started as a Sales Rep/Production Manager in 1973-1985 with Rosemary's Draperies. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He was the designer and manufacturer of all of their boats. Mr. Medina served as the Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. from October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing.

Madhava Rao Mankal, 55. Mr. Mankal has served as the Chief Financial Officer and a Director of the Company since March 15, 2006. Mr. Mankal currently serves as the Chief Financial Officer and a Director of Medina International Holdings, Inc. Mr. Mankal has more than 28 years of experience as an executive. He has served as President/CFO of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) since May 1999 to December 31, 2003. He was a member of the Board of Directors of Force Protection, Inc. until September 30, 2004. He has over 25 years of senior financial management experience which includes the position of controller, chief financial officer and financial advisor. He is a Certified Chartered Accountant from India and Cost Accountant from India, and Certified Management Accountant from USA. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants, USA. He has Bachelor Degree in Commerce from Bangalore University.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any  conviction  in a criminal  proceedings  or being  subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not be reversed, suspended, or vacated.

Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an "financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

The Company believes that the members of the board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, the existing directors believe that retaining an independent director who would qualify as an "financial expert" would be overly costly and burdensome and not warranted in the Company's current circumstances given the early stages of the Company's development and the fact that the Company has not generated any significant revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that executive officers and directors and persons who own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by the Company, or written representations from certain reporting persons that Form 5 was not required for those persons, management believes that, during the fiscal year ended December 31, 2006, all filing requirements applicable to its owners as well as its officers and directors.


Item  10.  Executive  Compensation.

The following table summarizes the compensation of key executives ("Named Executive Officers") for the years ended December 31, 2006, 2005 and 2004, respectively. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.


                                               SUMMARY COMPENSATION TABLE(1)
                                               -----------------------------

                                  ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                  -------------------                             ----------------------

                                                                             AWARDS                      PAYOUTS
                                                                             ------                      -------


                                                         OTHER                    SECURITIES
                                                        ANNUAL       RESTRICTED   UNDERLYING        LTIP       ALL OTHER
NAME & PRINCIPAL              SALARY       BONUS       COMPENSA        STOCK       OPTIONS/       PAYOUTS      COMPENSA-
POSITION            YEAR      ($)          ($)           TION        AWARDS ($)    SARS (#)        ($)           TION
Daniel F. Medina,    2006        $-0-          $-0-         $-0-           $-0-          -0-           $-0-         $-0-
President & Director (2)2005     $-0-          $-0-         $-0-           $-0-          -0-           $-0-         $-0-
                     2004        $-0-          $-0-         $-0-           $-0-          -0-           $-0-        $-0-

Madhava Rao Mankal   2006$       $-0-          $-0-         $-0-           $-0-          -0-           $-0-         $-0-
Chief Financial      2005        $-0-          $-0-         $-0-           $-0-          -0-           $-0-         $-0-
Officer &            2004        $-0-          $-0-         $-0-           $-0-          -0-           $-0-         $-0-
Director, (3)


(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein

(2) Mr. Daniel F. Medina was appointed as the Company's President and Director on March 15, 2006.

(3) Mr. Madhava Rao Mankal was appointed as the Company's Chief Financial Officer and Director on March 15, 2006.


Compensation of Directors

                          Directors Compensation Table


Name              Fees              Stock            Options           Non-Equity       Nonqualified         All Other   Total
                  Earned or         Awards           Awards            Incentive Plan   Deferred             Compen-      ($)
                  Paid-in           ($)              ($)               Compensation     Compensation         sation
                  Cash ($)                                             ($)              ($)                    ($)

Daniel F. Medina  $0                $0               $0                $0               $0                     $0          $0

Madhava Rao
Mankal            $0                $0               $0                $0               $0                     $0          $0




The Company did not reimburse its directors for expenses incurred in connection with attending board meetings no did the Company pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

The Company does not, at this time, have a formal plan for compensating directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by the board of directors or ( as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The Company's board of directors may award special remuneration to any director undertaking any special services on the Company's behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Directors and executive officers may receive stock options at the discretion of the board of directors in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors.

The Company does not have any plans or arrangements in respect of remuneration received or that may be received by the executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2006 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.


NAME, ADDRESS & NATURE OF
        BENEFICIAL OWNER                    TITLE OF CLASS(1)         AMOUNT            PERCENT OF CLASS (2)
        ----------------                    -----------------         ------            --------------------


Daniel F. Medina                            Common Stock                2,000,000               13.12%
11561 East Beverly Blvd
Whitter, CA 90601

Sharada Rao(3)                              Common Stock                2,000,000               13.12%
7476 Sungold Ave.
Corona, CA 92880

Danielle Cristina Campbell                  Common Stock                1,000,000                6.56%
32060 Fruehauf Street
Fraser, MI 48026

Catherine Druia                             Common Stock                1,250,000                8.20%
32060 Fruehauf Street
Fraser, MI 48026

Joshua Christian Druia                      Common Stock                1,250,000                8.20%
32060 Fruehauf Street
Fraser, MI 48026

Joseph Paul Ermalovich                      Common Stock                1,250,000                8.20%
39127 Mame
Sterling Heights, MI 48313

Elizabeth A. Lassman                        Common Stock                1,250,000                8.20%
16256 Admiral Street
Fraser, MI 48026

Srikishna Manka                             Common Stock                1,250,000                8.20%
7476 Sungold Ave.
Corona, CA 92880

Maria Moran                                 Common Stock               1,250,000                 8.20%
550 Skinner
Highland, MI 48357

All Officers and Directors
  as a Group (2 persons)                    Common Stock               4,000,000                26.00%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 15, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)  Percentage   based  on  15,242,000   shares  of  common  stock  issued  and
     outstanding on December 31, 2006.

(3) Mrs. Rao is the wife of Mr. Madahva Rao Mankal, the Chief Financial Officer and a Director of the Company. Mrs. Rao holds the 2,000,000 shares of common stock directly and beneficially.

Changes in Control

Management is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The Company has been a party to transactions between its directors, officers, and 5% beneficial security holder.

On March 15, 2006, Mr. Daniel F. Medina, the President and a Director of the Company was transferred 2,000,000 shares of the common stock of the Company in exchange for 500,000 shares of the common stock of Medina, Mr. Medina is an officer and director of Medina.

On March 15, 2006, Mrs. Sharada Rao, wife of Madhava Rao Mankal, the Chief Financial Officer and a Director of the Company, was transferred 2,000,000 shares of the common stock of the Company in exchange for common shares of Medina International Holdings, Inc. Mr. Mankal, is an officer and director of Medina.

On July 28, 2006, Mr. Srikrishna Mankal was been issued 1,250,000 shares of the common stock of the Company for consulting services valued at $125,000. Mr. Srikrishna Mankal is the son of Mr. Madhava Rao Mankal, who is the Chief Financial Officer and a Director of the Company.

In March 2006, Messrs. Medina and Mankal were transferred possession of note payables held by the original stockholder of the Company. The unsecured, 8% promissory notes are due on demand. At December 31, 2006, the notes had accrued interest of $8,460. The note is still outstanding at this time.


Item 13. Exhibits

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number correspond to the numbers in the Exhibit table of Item 601 of Regulation S-B.

31. Certifications pursuant to Section 302 of the Sarbanes - Oxley Act. (*)

32. Certifications pursuant to Section 906 of the Sarbanes - Oxley Act. (*)

Item 14. Principal Accountant Fees and Services.

(*) Filed herewith

Audit Fees

The aggregate fees billed by Jaspers + Hall, P.C. rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $2,500 for the fiscal year ended December 31, 2006 and $6,000 for the fiscal year ended December 31, 2005. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

There are no other fees billed by our current or prior independent auditors during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit fees" above.

Tax Fees

The aggregate fees billed by Jaspers + Hall, PC during the last fiscal year for professional services rendered for tax compliance for fiscal years ended December 31, 2006 and 2005 was $0.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                             PAGE
                                                            -------
INDEPENDENT AUDITOR'S REPORT............................     F-1

BALANCE SHEET................................................F-2

STATEMENT OF OPERATIONS .....................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENT OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS................................F-6 - F-10

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Genesis Companies Group, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Genesis Companies Group, Inc. as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period December 31, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Boutique, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period May 15, 1984 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 31, 2007
/s/Jaspers + Hall PC




                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                            December 31,
                                                                                    2006                 2005
                                                                               ----------------     ----------------

Assets

Current Assets:
    Cash                                                                            $      26                  $ -
    Interest receivable                                                                 1,074
    Notes receivable (Note 3)                                                          20,725                    -
                                                                                       -------                   -
              Total current assets                                                     21,825                    -
                                                                                       -------                   -

Property and equipment:
    Machinery (Note  5 )                                                               87,183                    -
                                                                                       -------                   -

Total assets                                                                        $ 109,008                  $ -
                                                                                    ==========                 ====

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
      Accounts payable                                                              $  10,054             $ 83,956
      Accrued liability - related party                                                 8,460                4,902
      Notes payable - related party (Note 4 )                                         114,815               26,802
                                                                                      --------              ------

Total liabilities (all current)                                                       133,329              115,660
                                                                                      --------             -------

Stockholders' equity (deficit) (Note 5):
        Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, issued and outstanding - none                                          -                    -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000  and 4,500,000 shares issued and
          outstanding on December 31, 2006 and 2005, respectively                         152                   45
       Additional paid-in capital                                                     268,532               13,455
       Subscription receivable                                                         (2,000)                   -
       Deficit accumulated during the development stage                              (291,005)            (129,160)
                                                                                      --------            ---------

Total stockholders' equity (deficit)                                                  (24,321)            (115,660)
                                                                                      --------            ---------

Total liabilities and stockholders' equity (deficit)                                $ 109,008                  $ -
                                                                                    ==========            =========

The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                       Year Ended              December 31, 1988
                                                      December 31,               (Inception) to
                                                  2006               2005      December 31, 2006
                                       --------------------------------------------------------------

Revenues                                              $ -              $ -                      $ -
                                                      ----             ----                     ---

Operating expenses:
      Professional fees                             10,793           15,360                   98,138
      Registration fees                                 60                -                    3,728
      Administrative expenses                      141,451            2,156                  174,696
                                                  --------           ------                 -------

Loss from operations                              (152,304)         (17,516)                (276,562)
                                                  ---------         --------                ---------

Other income (expense):
Interest income                                      1,074                -                    1,074
Interest expense, related party                    (10,615)          (1,734)                 (15,517)
                                                  ---------         --------                ---------
                                                    (9,541)          (1,734)                 (14,443)
                                                  ---------         --------                ---------
Net loss                                        $ (161,845)      $  (19,250)              $ (291,005)
                                                ===========      ===========              ===========

Weighted average number of
    common shares outstanding                    9,120,197        4,500,000
                                                ==========       ==========

Net loss per share                              $   (0.018)       $  (0.040)
                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       December 22, 1988
                                                                        Year Ended                      (Inception) to
                                                                       December 31,                      December 31,
                                                                 2006                 2005                 2006
                                                      --------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                                  $ (161,845)            $ (19,250)        $ (291,005)
                                                                -----------            ----------        -----------
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for
               consulting services                                 140,000                     -            140,000
             Changes in operating assets and liabilities:
              Increase in receivable                                (1,074)                    -             (1,074)
              (Decrease) increase in accounts payable              (73,901)               12,016             10,055
              Increase in accrued liabilities                        3,558                 1,734              8,460
                                                                -----------            ----------        -----------
      Total adjustments                                             68,583                13,750            157,441
                                                                -----------            ----------        -----------
        Net cash used in operating activities                      (93,262)               (5,500)          (133,564)
                                                                -----------            ----------        -----------
Cash flows from investing activities:
     Increase in note receivables                                  (20,725)                   -             (20,725)
                                                                -----------            ----------        -----------
       Net cash used in investing activities                       (20,725)                   -             (20,725)
                                                                -----------            ----------        -----------
Cash flows from financing activities:
      Proceeds from notes payables, related party                   88,013                 5,500            114,815
      Proceeds from the issuance of common stock                    26,000                     -             39,500
                                                                -----------            ----------        -----------
       Net cash provided by financing activities                   114,013                 5,500            154,315
                                                                -----------            ----------        -----------
Net increase in cash and cash equivalents                               26                     -                 26

Cash and cash equivalents - beginning of period                         -                     -                  -
                                                                -----------            ----------        -----------
Cash and cash equivalents, ending                                     $ 26                   $ -               $ 26
                                                                ===========            ==========        ===========
Supplemental disclosure of cash flow information:
    Interest Paid                                                     $ -                   $ -                $ -
                                                                ===========            ==========        ===========
    Taxes paid                                                        $ -                   $ -                $ -
                                                                ===========            ==========        ===========
Supplemental disclosure of non-cash investing activities:
      Common stock issued for purchase of machinery               $ 87,183                   $ -           $ 87,183
                                                                ===========            ==========        ===========



The accompanying notes are an integral part of these financial statements.

                                      F-4


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
              Statement of Changes in Stockholders' Equity (Deficit)
             From December 22, 1988 (Inception) to December 31, 2006



                                                                            Deficit Accum.
                                                   Additional                During the
                                 Common Stock       Paid-In    Subscription  Development
                               Shares     Amount    Capital    Receivable    Stage         Totals
                             ------------ -------- ----------- ----------- ----------- -----------
Balance -  December 22, 1988           -      $ -         $ -        $ -          $ -         $ -
Stock issued for cash -
 December 5                    4,500,000       45      13,455          -            -      13,500
                             ------------ -------- ----------- ---------- ------------ -----------

Balance -  December 31, 1989   4,500,000       45      13,455          -            -      13,500
                             ------------ -------- ----------- ---------- ------------ -----------
Write-off deferred offering
  costs                                -        -           -          -      (10,661)    (10,661)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance -  December 31, 1990   4,500,000       45      13,455          -      (10,661)      2,839
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -       (1,309)     (1,309)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance -  December 31, 1991   4,500,000       45      13,455          -      (11,970)      1,530
                             ------------ -------- ----------- ---------- ------------ -----------

Net loss for year                      -        -           -          -          (10)        (10)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1992    4,500,000       45      13,455          -      (11,980)      1,520
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -           (9)         (9)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1993    4,500,000       45      13,455          -      (11,989)      1,511
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -         (859)       (859)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1994    4,500,000       45      13,455          -      (12,848)        652
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -         (192)       (192)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1995    4,500,000       45      13,455          -      (13,040)        460
                             ------------ --------------------------------------------------------
Net loss for year                      -        -           -          -       (4,988)     (4,988)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1996    4,500,000       45      13,455          -      (18,028)     (4,528)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -      (12,270)    (12,270)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1997    4,500,000       45      13,455          -      (30,298)    (16,798)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -       (6,059)     (6,059)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1998    4,500,000       45      13,455          -      (36,357)    (22,857)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -       (9,901)     (9,901)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 1999    4,500,000       45      13,455          -      (46,258)    (32,758)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -      (10,611)    (10,611)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2000    4,500,000       45      13,455          -      (56,869)    (43,369)
                             ------------ -------- ----------- ---------- ------------ -----------

Net loss for year                      -        -           -          -      (11,863)    (11,863)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2001    4,500,000       45      13,455          -      (68,732)    (55,232)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -      (12,943)    (12,943)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2002    4,500,000       45      13,455          -      (81,675)    (68,175)
                             ------------ -------- ----------- ---------- ------------ -----------

Net loss for year                      -        -           -          -      (11,352)    (11,352)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2003    4,500,000       45      13,455          -      (93,027)    (79,527)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -      (16,883)    (16,883)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2004    4,500,000       45      13,455          -     (109,910)    (96,410)
                             ------------ -------- ----------- ---------- ------------ -----------
Net loss for year                      -        -           -          -      (19,250)    (19,250)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2005    4,500,000       45      13,455          -     (129,160)   (115,660)
                             ============ ======== =========== ========== ============ ===========
Common stock issued for cash     280,000        3      27,997     (2,000)           -      26,000
Common stock issued for
 services                      1,400,000       14     139,986          -            -     140,000
Common stock issued in
 exchange agreement              112,000        1           -          -            -           1
Common stock issued for
 equipment                     8,950,000       89      87,094          -            -      87,183
Net loss for year                      -        -           -          -     (161,845)   (161,845)
                             ------------ -------- ----------- ---------- ------------ -----------
Balance - December 31, 2006   15,242,000    $ 152   $ 268,532   $ (2,000)  $ (291,005)    (24,321)
                             ============ ======== =========== ========== ============ ===========


The accompanying notes are an integral part of these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                      For the year ended December 31, 2006


Note 1.  BASIS OF PRESENTATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

BASIS OF PRESENTATION:

The accompanying financial statements are for the accounts of Genesis Companies Group, Inc., a Delaware corporation (the Company), incorporated on December 22, 1988.

Development Stage Company:

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

BUSINESS:

Prior to March 2006, the only activities undertaken by the Company had been the issuing of 4,500,000 shares of the Company's common stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company, at that time, executed and delivered a "lock-up" letter agreement, affirming that they would not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition has been consummated. Also, each shareholder had agreed to place their respective stock certificates with the Company's legal counsel who will not release their respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

On March 15, 2006, the Company's Board of Directors decided to change the management of the Company. Messrs. Madhava Rao Mankal and Daniel Medina were appointed as the Chief Financial Officer and President, respectively. The 4,500,000 shares of the Company's common stock held by the then existing stockholders were transferred to Messrs. Mankal and Medina in exchange for 500,000 shares of the common stock of Medina International Holdings, Inc. (Medina). At the time of the transaction, the shares of Medina were valued at $25,000.

On July 28, 2006, the Company began the process of acquiring a "300 Watts Portable Laser De-coating System" ("PLDS") in exchange for 30,000,000 shares of the Company's common stock. In connection with the purchase the Company has issued 8,950,000 common shares towards the purchase of parts for the PLDS. Upon issuance of title and the transfer of ownership of the PLDS to the Company, the Company will issue an additional 21,050,000 shares of its common stock to complete the transaction

On July 28, 2006, the Company sold 28,000 shares of its common stock for cash of $26,000 and a subscription receivable of $2,000 under a Private Placement Memorandum.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                      For the year ended December 31, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates In The Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At December 31, 2006, the Company had cash or cash equivalents of $26.

Property and Equipment:

Property and Equipment are stated at cost. At December 31, 2006, the Machinery held by the Company consisted of parts for the PLDS. At December 31, 2006, construction of the PLDS was not completed and therefore the Company has not begun to depreciate the Machinery.

Income Taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse (Note
6).

Other Comprehensive Income (Loss):

SFAS No. 130, Reporting Comprehensive Income, requires the reporting and display of comprehensive income (loss) and its components. The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Loss Per Share:

The loss per common share is computed based on the average number of common shares outstanding during the year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets," to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than other derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

                         GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                      For the year ended December 31, 2006


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of financial Assets, an amendment of FASB statement No. 140, Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized assets and servicing liabilities be initially measure at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

                         GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                      For the year ended December 31, 2006

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLANS:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company reported a net loss of $161,845 for the year ended December 31, 2006 and an accumulated deficit during the development state of $291,005. The Company has minimal cash and its current liabilities exceed current assets by $111,504 at December 31, 2006. The Company had no revenues from its activities during the year ended December 31, 2006.

The future success of the Company is likely be dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3.  NOTES RECEIVABLE:

At December 31, 2006, notes receivable consists of two loans in the amount of $8,561 and $12,164. Both notes are unsecured, 8% promissory notes with payments due on demand. The notes are held against an individual and a corporation.

NOTE 4.  NOTES PAYABLE - RELATED PARTY:

During the year ended December 31, 2006, outstanding notes payable were transferred to Messrs. Medina and Mankal officers and directors of the Company. The unsecured, 8% promissory notes are due on demand. At December 31, 2006, the notes had accrued interest of $8,460. The note is still outstanding at this time.

NOTE 5.  STOCKHOLDERS' EQUITY:

During the year ended December 31, 2006, the Company had the following capital stock transactions:

On March 15, 2006, the Company issued 112,000 restricted shares of its $.0001 par value common stock for stock purchase agreements $1 to an accredited investor.

On July 28, 2006, the Company issued 280,000 restricted shares of its $.0001 par value common stock for cash of $28,000 to an accredited investor.

On July 28, 2006, the Company issued 1,400,000 restricted shares of its $.0001 par value common stock for consulting services valued at $140,000.

On July 28, 2006, the Company issued 8,950,000 restricted shares of its $.0001 par value common stock for equipment parts valued at $87,183.

In July 2006, the Company sold 28,000 shares of its common stock for cash of $26,000 and a subscription receivable of $2,000 under a Private Placement Memorandum.

In July 2006, the Company issued 1,400,000 shares of its common stock to consultants in exchange for services valued at $140,000.

In July 2006, the Company began the process of acquiring PLDS in exchange for 30,000,000 shares of the Company's common stock. In connection with the purchase the Company issued 8,950,000 common shares towards the purchase of parts for the PLDS valued at $87,183. Upon issuance of title and the transfer of ownership of the PLDS to the Company, the Company will issue an additional 21,050,000 shares of its common stock to complete the transaction.

                         GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                      For the year ended December 31, 2006

NOTE 6:  INCOME TAXES:

The FASB has issued SFAS 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company has deferred income tax assets, which have been fully reserved as follows:

              Deferred tax assets
                       Net operating loss carry forwards               $161,845
                       Valuation allowance for deferred tax assets    ($161,845)
                                                                       ---------

              Net deferred tax assets                                  $      -
                                                                       =========

At December 31, 2006, the Company had net operating loss carry forwards of approximately $161,845 for federal income tax purposes. These carry forwards, if not utilized to offset taxable income will expire at the end of the December 31, 2016.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2007.

                                       GENESIS COMPANIES GROUP, INC.
                                               (Registrant)


                                       By: s/ Daniel F. Medina
                                       ----------------------------------
                                              Daniel F. Medina, President

                                       By: s/ Madhava Rao Mankal
                                       -------------------------
                                              Madhava Rao Mankal, Chief
                                              Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 5, 2007.

                                       /s/ Daniel F. Medina
                                       --------------------
                                           Daniel F. Medina,
                                       President and Director

                                       /s/ Madhava Rao Mankal
                                       ----------------------
                                           Madhava Rao Mankal
                                       Chief Financial Officer and Director