Form 10QSB
period 2007-03-31
GENESIS COMPANIES GROUP INC
filed 2007-05-15
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to ___________

                                  Commission file number :  0-25562


                          GENESIS COMPANIES GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             72-1175963
----------------------------------                          --------------------
      (State of Incorporation)                          (IRS Employer ID Number)


             No. 255 S. Leland Norton Way, San Bernadino, CA, 92408
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  562-972-5888
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 15, 2007, there were 15,242,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                   Page
                                                                                  ----

         Report of Independent Registered Public Accounting Firm                   F-1

         Balance Sheets - March 31, 2007 and December 31, 2006                     F-2

         Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From December 22, 1988 (Inception) to March 31, 2007             F-3

         Statement of Changes in Stockholders'Equity (Deficit) -
                  From December 22, 1988 (Inception) to March 31, 2007             F-4

         Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 and
                  From December 22, 1988 (Inception) to March 31, 2007             F-5

         Notes to Financial Statements                                             F-6

Item 2.  Management's Discussion and Analysis                                        1

Item 3. Controls and Procedures                                                      2

Item 3A(T).  Controls and Procedures                                                 3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                           3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 3
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                            3

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable        3

Item 5.  Other Information - Not Applicable                                          3

Item 6.  Exhibits                                                                    3

SIGNATURES                                                                           4


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying Balance Sheets of Genesis Companies Group, Inc. as of March 31, 2007 and the related Statements of Operations and Cash Flows for the three-month period ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
May 15, 2007


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                                                 March 31,            December 31,
                                                                                    2007                  2006
                                                                              -----------------     -----------------
Assets
Current Assets:
         Cash                                                                             $ 26                  $ 26
         Notes receivable                                                               22,214                21,799
                                                                              -----------------     -----------------
                 Total Current Assets                                                   22,240                21,825
                                                                              -----------------     -----------------

Prpoperty and equipment:
         Machinery - Construction in progress                                           87,183                87,183
                                                                              -----------------     -----------------

Total assets                                                                         $ 109,423             $ 109,008
                                                                              =================     =================


Liabilities and Stockholders' Deficit
Current liabilities:
         Accounts payable                                                             $ 11,064              $ 10,054
         Accrued interest related parties                                               10,756                 8,460
         Note payable, related parties                                                 114,815               114,815
                                                                              -----------------     -----------------
                 Total current liabilities                                             136,635               133,329
                                                                              -----------------     -----------------


Stockholders' deficit
         Preferred stock, $0.00001 par value, 10,000,000 shares
           authorized, issued and outstanding - none                                         -                     -
         Common Stock, $0.00001par value; 100,000,000 shares                               152                   152
           authorized 15,242,000 shares issued and outstanding
           March 31, 2007 and December 31, 2006, respectively
         Additonal paid in capital                                                     268,532               268,532
         Subscription receivable                                                        (2,000)               (2,000)
         Deficit accumulated during the development stage                             (293,896)             (291,005)
                                                                              -----------------     -----------------
                 Total stockholders' deficit                                           (27,212)              (24,321)
                                                                              -----------------     -----------------

Total liabilities and stockholders' deficit                                          $ 109,423             $ 109,008
                                                                              =================     =================


See accountants' review report and notes to these financial statements.


                         GENESIS COMPANINES GROUP, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                        December 31, 1988
                                                                 Three Months Ended                       (Inception) to
                                                                      March 31,                              March 31,
                                                             2007                   2006                       2007
                                                        ----------------       ---------------        -----------------------

Revenue
         Revenue                                             $        -           $         -                   $          -
                                                        ----------------       ---------------        -----------------------
Operational expenses:
         Professional fees                                        1,010                   500                         99,148
         Registration fees                                            -                     -                          3,728
         Administrative expenses                                      -                   241                        174,696
                                                        ----------------       ---------------        -----------------------
Loss from operations                                             (1,010)                 (741)                      (277,572)
                                                        ----------------       ---------------        -----------------------
Other Income (expense):
         Interest income                                            415                     -                          1,489
         Interest expense                                        (2,296)               (3,726)                       (17,813)
                                                        ----------------       ---------------        -----------------------
Net loss                                                    $    (2,891)          $    (4,467)                  $   (293,896)
                                                        ================       ===============        =======================
Net loss per share of common
         stock                                              $       *             $       *
                                                        ================       ===============
Weighted average number of common
         stock outstanding                                   15,242,000             4,519,911
                                                        ================       ===============
* Less than ($0.01) per share.

See accountants' review report and notes to these financial statements.


                         GENESIS COMPANIES GROUP, INC.
                         (A Developmane Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)




                                                                                                       December 31, 1988
                                                                                                         (Inception) to
                                                                       March 31,                          March 31,
                                                                 2007                2006                   2007
                                                             -------------       --------------       --------------------
Cash flows from operating activities:
Net loss                                                         $ (2,891)            $ (4,467)                 $ (293,896)
Adjustments to reconcile net loss to net cash used
        in operating activities
        Common stock issued in exchange for
          consulting services                                           -                    1                     140,000
        Changes in operating assets and liabilities:
        Increase in receivable                                       (415)                   -                      (1,489)
        Increase in accounts payable and accrued liabilities        2,296                    -                      12,351
        Increase (decrease) in accrued liabilities                  1,010               (3,331)                      9,470
                                                             -------------       --------------       ---------------------
        Total adjustments                                           2,891               (3,330)                    160,332
                                                             -------------       --------------       ---------------------
          Net cash used in operating activities                         -               (7,797)                   (133,564)
                                                             -------------       --------------       ---------------------
Cash flows from investing activities:
        Increase in note receivables                                    -                    -                     (20,725)
                                                             -------------       --------------       ---------------------
          Net cash flows provided by investing activities               -                    -                     (20,725)
                                                             -------------       --------------       ---------------------
Cash flows from financing activities:
        Proceeds from notes paybles, related party                      -                7,797                     114,815
        Proceeds from the issuance of common stock                      -                    -                      39,500
                                                             -------------       --------------       ---------------------
          Net cash flows provided by financing activities               -                7,797                     154,315

Net (decrease) increase in cash                                         -                    -                          26
                                                             -------------       --------------       ---------------------
Cash and cash equivalents, beginning                                   26                    -                           -
                                                             -------------       --------------       ---------------------
Cash and cash equivalents, ending                                $     26             $      -                  $       26
                                                             =============       ==============       =====================
Supplemental disclosure of cash flow information:
        Interest paid                                            $      -             $      -                  $        -
                                                             =============       ==============       =====================
        Taxes paid                                               $      -             $      -                  $        -
                                                             =============       ==============       =====================

See accountants' review report and notes to these financial statements.


                        GENENSIS COMPANINES GROUP, INC.
                         (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From December 22, 1988 (Inception) to March 31, 2007
                                  (Unaudited)


                                                                                           Deficit
                                                                Additional                accum. during
                                          Comon Stock           paid-in     Subscription the development
                                     # of Shares   Amount       capital      receivable     stage          Totals
                                     -----------------------   ----------   ------------ -------------   -----------
Balance - December 22, 1998                  -          $ -          $ -          $ -             $ -           $ -
  Common stock issued for cash         113,000            1          149            -               -           150
  Common stock issued for cash       1,315,000           13        3,987            -               -         4,000
  Common stock issued for cash       2,622,000           26        7,974            -               -         8,000
  Common stock issued for cash         450,000            5        1,345            -               -         1,350
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1998          4,500,000           45       13,455            -               -        13,500
                                     ----------   ----------   ----------   ----------   -------------   -----------
  Write down of deferred offering
   costs                                     -            -            -            -         (10,661)      (10,661)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1990          4,500,000           45       13,455            -         (10,661)        2,839
                                     ----------   ----------   ----------   ----------   -------------   -----------

Net loss                                     -            -            -            -          (1,309)       (1,309)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1991          4,500,000           45       13,455            -         (11,970)        1,530
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -             (10)          (10)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1992          4,500,000           45       13,455            -         (11,980)        1,520
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -              (9)           (9)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1993          4,500,000           45       13,455            -         (11,989)        1,511
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -            (859)         (859)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1994          4,500,000           45       13,455            -         (12,848)          652
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -            (192)         (192)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1995          4,500,000           45       13,455            -         (13,040)          460
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -          (4,988)       (4,988)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1996          4,500,000           45       13,455            -         (18,028)       (4,528)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (12,270)      (12,270)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1997          4,500,000           45       13,455            -         (30,298)      (16,798)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -          (6,059)       (6,059)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1998          4,500,000           45       13,455            -         (36,357)      (22,857)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -          (9,901)       (9,901)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 1999          4,500,000           45       13,455            -         (46,258)      (32,758)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (10,611)      (10,611)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2000          4,500,000           45       13,455            -         (56,869)      (43,369)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (11,863)      (11,863)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2001          4,500,000           45       13,455            -         (68,732)      (55,232)
                                     ----------   ----------   ----------   ----------   -------------   -----------

Net loss                                     -            -            -            -         (12,943)      (12,943)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2002          4,500,000           45       13,455            -         (81,675)      (68,175)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (11,352)      (11,352)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2003          4,500,000           45       13,455            -         (93,027)      (79,527)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (16,883)      (16,883)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2004          4,500,000           45       13,455            -        (109,910)      (96,410
                                     ----------   ----------   ----------   ----------   -------------   -----------
Net loss                                     -            -            -            -         (19,250)      (19,250)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2005          4,500,000           45       13,455            -        (129,160)     (115,660)
                                     ----------   ----------   ----------   ----------   -------------   -----------
  Common stock issued for cash         280,000            3       27,997       (2,000)              -        26,000
  Common stock issued for
     consulting services             1,400,000           14      139,986            -               -       140,000
  Common stock issued in
    exchange agreement                 112,000            1            -            -               -             1
  Common stock issued for equipment  8,950,000           89       87,094            -               -        87,183
Net loss                                     -            -            -            -        (161,845)     (161,845)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - December 31, 2006          15,242,000         152      268,532       (2,000)       (291,005)      (24,321)
                                     ----------   ----------   ----------   ----------   -------------   -----------

Net loss                                     -            -            -            -          (2,891)       (2,891)
                                     ----------   ----------   ----------   ----------   -------------   -----------
Balance - March 31, 2007             15,242,000       $ 152    $ 268,532     $ (2,000)     $ (293,896)    $ (27,212)
                                     ==========   ==========   ==========   ==========   =============   ===========


See accountants' review report and notes to these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2007
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies:

Presentation of Interim Information:

The accompanying financial statements are for Genesis Companies Group, Inc., a Delaware corporation, (the Company). The Company is currently involved in the process of rebuilding/remanufacturing a laser stripping machine to develop its business in the stripping of materials, such as paint, from objects.

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2006 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

The Company has not earned any significant revenues from its limited operations. According the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that he Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Significant Accounting Policies:

Property & Equipment

Capital assets are stated at cost. Equipment consisting of laser stripping equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

   At March 31, 2007, fixed assets consisted of the following:

         Laser stripping equipment -
         Construction in progress                              $87,183
                                                               ---------
         Net Fixed Asset                                       $87,183
                                                               ---------

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2007
                                   (Unaudited)

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Net Loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2007
                                   (Unaudited)

2.   Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,891 for the three months ended March 31, 2007, and an accumulated deficit of $293,896 as of March 31, 2007. The Company also has a working capital deficiency of $27,212 and current liabilities exceed current assets by $114,395 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Note Receivable

At March 31, 2007, notes receivable consists of two loans in the amount of $8,723 and $13,491. Both notes are unsecured, 8% promissory notes with payments due on demand. The notes are held against an individual and a corporation.

4.  Note Payables - Related Parties

During the year ended December 31, 2006, outstanding notes payable were transferred to Messrs. Medina and Mankal, officers and directors of the Company. The unsecured, 8% promissory notes are due on demand.

At March 31, 2007, notes payable consisted of the following:

            Note payable to Mr. Medina                                $ 57,408
            Note payable to Mr. Mankal                                  57,407
                                                                    -----------
                                                 Total                $114,815
                                                                    ===========

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2007
                                   (Unaudited)


5. Stockholders' Deficit:

During the three months ended March 31, 2007, the Company did not issue any shares of its common stock.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION
--------------------

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The Company did not recognize any revenues during the three months ended March 31, 2007 and March 31, 2006. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended March 31, 2007, operating expenses were $1,010 compared to $741 in the three months ended March 31, 2006. The $269 increase was due to an increase in our professional fees.

Interest expense for the three months ended March 31, 2007 and 2006 were $2,296 and $3,726, respectively. We recognized interest income of $415 during the three months ended March 31, 2007.

During the three months ended March 31, 2007, the Company recognized a net loss of $2,891 compared to a net loss of $4,467 during the three months ended March 31, 2006. The decrease of $1,576 was due mostly to the $1,430 decrease in interest expense. Net loss per share was nominal in the periods in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended March 31, 2007, the Company did not use any cash in its operating activities. The Company had cash of $26 at March 31, 2007. The Company did not receive any funds through either financing or investing activities. At March 31, 2007, the Company currently has a working capital deficit of $27,212 and current liabilities exceed current assets by $114,396.

At March 31, 2007, we had $26 in cash, a note receivable of $22,214 and $87,183 in machinery under construction as of March 31, 2007. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

Currently, the Company's securities are not liquid. There are no market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of producing and marketing our laser stripping machine and/or acquiring other assets or equipment. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

PLAN OF OPERATIONS
------------------

We are in the process of rebuilding/remanufacturing a laser stripping machine we have acquired, and intend to develop a business using such equipment.

The Company also intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities.

The Company does not engage any full time employees. Our President and Chief Financial Officer have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE

ITEM 5.  OTHER INFORMATION

                NONE

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section
             906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section
             906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         GENESIS COMPANIES GROUP, INC.
                                                 (Registrant)



Dated: May 8, 2007                      By: /s/ Daniel Medina
                                             -----------------
                                                 Daniel Medina, President


Dated: May 8, 2007                      By: /s/  Madhava Rao Mankal
                                             -----------------------
                                                  Madhava Rao Mankal,
                                                  Chief Financial Officer