Form 10QSB
period 2007-06-30
GENESIS COMPANIES GROUP INC
filed 2007-08-21
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 0-25562


                          GENESIS COMPANIES GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                      72-1175963
            ---------------------------------- -----------------------
                (State of Incorporation)       (IRS Employer ID Number)


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


State the number of share outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of August 14, 2007, there were 15,242,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                    Page
                                                                                   ----

         Report of Independent Registered Public Accounting Firm                   F-1

         Balance Sheets - June 30, 2007 and December 31, 2006                      F-2

         Statements of Operations  -
                  Three months ended June 30, 2007 and 2006 and
                  From December 22, 1988 (Inception) to June 30, 2007              F-3

         Statement of Changes in Stockholders' Deficit -
                  From December 22, 1988 (Inception) to June 30, 2007              F-4

         Statements of Cash Flows -
                  Three months ended June 30, 2007 and 2006 and
                  From December 22, 1988 (Inception) to June 30, 2007              F-6

         Notes to Financial Statements                                             F-7

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

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheets of Genesis Companies Group, Inc., a development stage company, as of June 30, 2007 and the related statements of operations for the three-months and six-months ended June 30, 2007 and 2006 and the related statements of cash flows for the six-months ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 6, 2007

/s/Jaspers + Hall, PC
August 15, 2007

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                                  June 30,        December 31,
                                                                                    2007                2006
                                                                               ----------------   -----------------

Assets

Current Assets:
    Cash                                                                                   $ -                $ 26
    Notes receivable                                                                    22,633              21,799
                                                                               ----------------   -----------------
              Total current assets                                                      22,633              21,825
                                                                               ----------------   -----------------

Property and equipment:
    Machinery - Construction in progress                                                87,183              87,183
                                                                               ----------------   -----------------

Total assets                                                                         $ 109,816           $ 109,008
                                                                               ================   =================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Accounts payable                                                                $ 18,299            $ 10,054
      Accrued Interest - related parties                                                13,078               8,460
      Notes payable - related parties                                                  114,815             114,815
                                                                               ----------------   -----------------

Total current liabilities                                                              146,192             133,329
                                                                               ----------------   -----------------

Stockholders' equity (deficit):
        Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, issued and outstanding - none                                           -                   -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000 shares issued and outstanding
          on June 30, 2007 and December 31, 2006, respectively                             152                 152
       Additional paid-in capital                                                      268,532             268,532
       Subscription receivable                                                          (2,000)             (2,000)
       Deficit accumulated during the development stage                               (303,060)           (291,005)
                                                                               ----------------   -----------------

Total stockholders' equity (deficit)                                                   (36,376)            (24,321)
                                                                               ----------------   -----------------

Total liabilities and stockholders' equity (deficit)                                 $ 109,816           $ 109,008
                                                                               ================   =================

See accountants' review report and notes to these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                              Three Months Ended                    Six Months Ended              December 31, 1988
                                                   June 30,                              June 30,                  (Inception) to
                                            2007              2006               2007             2006              June 30, 2007
                                           -----              -----             -----             ----              -------------

Revenues                                    $ -              $ -               $       -              $ -                       $ -
                                     ------------------------------------     ----------------------------------  ------------------

Operating expenses:
      Professional fees                   7,235            3,301                   8,245            3,801                   106,383
      Registration fees                       -                -                       -                -                     3,728
      Administrative expenses                26              286                      26              527                   174,722
                                     ------------------------------------     ----------------------------------  ------------------

Loss from operations                     (7,261)          (3,587)                 (8,271)          (4,328)                 (284,833)
                                     ------------------------------------     ----------------------------------  ------------------

Other income (expense):
Interest income                             419                -                     834                -                     1,908
Interest expense, related party          (2,322)            (986)                 (4,618)          (4,712)                  (20,135)
                                     ------------------------------------     ----------------------------------  ------------------
                                         (1,903)            (986)                 (3,784)          (4,712)                  (18,227)
                                     ------------------------------------     ----------------------------------  ------------------

Net loss                               $ (9,164)        $ (4,573)              $ (12,055)        $ (9,040)               $ (303,060)
                                     ====================================     ==================================  ==================

Weighted average number of
    common shares outstanding        15,242,000        4,512,000              15,242,000        4,566,210
                                     ====================================     ==================================

Net loss per share                        *             $ 0.001                $   0.001         $  0.002
                                     ====================================     ==================================

See accountants' review report and notes to these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
              Statement of Changes in Stockholders' Equity (Deficit)
               From December 22, 1988 (Inception) to June 30, 2007
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                accumulated
                                                                    Additional                   during the      Total
                                                Common stock          paid-in    Subscription   development   Stockholders'
                                             Shares       Amount      capital    receivable       stage      Equity (deficit)
                                             -------      ------      -------    ----------       -----      ----------------

Balances, December 22, 1988                         $ -        $ -          $ -          $ -            $ -            $ -
   Common stock issued for cash                 113,000          1          149            -              -            150
   Common stock issued for cash               1,315,000         13        3,987            -              -          4,000
   Common stock issued for cash               2,622,000         26        7,974            -              -          8,000
   Common stock issued for cash                 450,000          5        1,345            -              -          1,350
                                          ------------------------- ------------ ------------  ------------- --------------
Balances, December 31, 1989                   4,500,000         45       13,455            -              -         13,500
  Write down of deferred offering costs         -            -           -                         -(10,661)       (10,661)
                                          ------------------------- ------------ ------------  ------------- --------------
Balances,  December 31, 1990                  4,500,000         45       13,455            -        (10,661)         2,839
   Net loss for year                            -            -           -                 -         (1,309)        (1,309)
                                          ------------------------- ------------ ------------  ------------- --------------
Balances, December 31, 1991                   4,500,000         45       13,455            -        (11,970)         1,530
   Net loss for year                            -            -           -                 -            (10)           (10)
                                          ------------------------- ------------ ------------  ------------- --------------
Balances, December 31, 1992                   4,500,000         45       13,455            -        (11,980)         1,520
   Net loss for year                            -            -           -                 -             (9)            (9)
                                          ------------------------- ------------ ------------  ------------- --------------
Balances, December 31, 1993                   4,500,000         45       13,455            -        (11,989)         1,511
  Net loss for year                             -            -            -                -           (859)          (859)
                                          ------------------------- ------------ ------------  ------------- --------------
Balances,  December 31, 1994                  4,500,000         45       13,455            -        (12,848)           652
   Net loss for year                            -            -            -                -           (192)          (192)
                                          ------------------------- ------------ ------------  ------------- --------------

Balances,  December 31, 1995                  4,500,000         45       13,455            -        (13,040)           460
   Net loss for year                            -            -            -                -         (4,988)        (4,988)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 1996                   4,500,000         45       13,455            -        (18,028)        (4,528)
    Net loss for year                           -            -           -                 -        (12,270)       (12,270)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 1997                   4,500,000         45       13,455            -        (30,298)       (16,798)
   Net Loss for year                            -            -           -                 -         (6,059)        (6,059)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 1998                   4,500,000         45       13,455            -        (36,357)       (22,857)
   Net loss for year                            -            -           -                 -         (9,901)        (9,901)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 1999                   4,500,000         45       13,455            -        (46,258)       (32,758)
   Net loss for year                            -            -           -                 -        (10,611)       (10,611)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2000                   4,500,000         45       13,455                     (56,869)       (43,369)
   Net loss for year                            -            -           -                 -        (11,863)       (11,863)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2001                   4,500,000         45       13,455            -        (68,732)       (55,232)
   Net loss for year                            -            -           -                 -        (12,943)       (12,943)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2002                   4,500,000         45       13,455            -        (81,675)       (68,175)
   Net loss for year                            -            -           -                 -        (11,352)       (11,352)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2003                   4,500,000         45       13,455            -        (93,027)       (79,527)
   Net loss for year                            -            -           -                 -        (16,883)       (16,883)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2004                   4,500,000         45       13,455            -       (109,910)       (96,410)
  Net loss for year                             -            -           -                 -        (19,250)       (19,250)
                                          ------------------------- ------------ ------------  ------------- --------------
Balance - December 31, 2005                   4,500,000         45       13,455            -       (129,160)      (115,660)

   Common stock issued for cash                 280,000          3       27,997      (2,000)             -          26,000
   Common stock issued in
    for consulting services                   1,400,000         14      139,986            -             -         140,000
  Common stock issued in
    exchange agreement                          112,000          1       -                 -             -               1
  Common stock issued for equipment           8,950,000         89       87,094            -             -          87,183
  Net loss per year                            -             -           -                 -       (161,845)      (161,845)
                                          -------------- ---------- ------------ ------------  ------------- --------------
Balances, December 31, 2006                  15,242,000        152      268,532       (2,000)      (291,005)       (24,321)
                                          -------------- ---------- ------------ ------------  ------------- --------------
   Net loss                                    -             -           -                 -        (12,055)       (12,055)
                                          -------------- ---------- ------------ ------------  ------------- --------------
Balances - June 30, 2007                     15,242,000       $152     $268,532      ($2,000)     ($303,060)      ($36,376)
                                          ============== ========== ============ ============  ============= ==============
See accountant's review report and notes to these financial statements.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                       December 22, 1988
                                                                Six Months Ended                        (Inception) to
                                                                     June 30,                             June 30,
                                                              2007                   2006                    2007
                                                      --------------------- -----------------------  ----------------------

Cash flows from operating activities:
      Net loss                                                   $ (12,056)               $ (9,040)             $ (303,060)
                                                      --------------------- -----------------------  ----------------------
      Adjustments  to reconcile net loss to net cash
        used  in  operating  activities:
             Common stock issued in exchange for
               consulting services                                       -                       1                 140,000
             Changes in operating assets and liabilities:
              (Decrease) increase in accounts payable                8,245                 (74,355)                 18,299
              Increase in accrued liabilities                        4,618                  (2,246)                 13,078
                                                      --------------------- -----------------------  ----------------------
      Total adjustments                                             12,863                 (76,599)                171,377
                                                      --------------------- -----------------------  ----------------------

        Net cash used in operating activities                          807                 (85,639)               (131,683)
                                                      --------------------- -----------------------  ----------------------

Cash flows from investing activities:
     Increase in note receivables                                     (834)                (19,700)                (22,633)
                                                      --------------------- -----------------------  ----------------------

       Net cash used in investing activities                          (834)                (19,700)                (22,633)
                                                      --------------------- -----------------------  ----------------------

Cash flows from financing activities:
      Proceeds from notes payables, related party                        -                  85,513                 114,815
      Proceeds from the issuance of common stock                         -                  21,000                  39,500
                                                      --------------------- -----------------------  ----------------------
        Net cash provided by financing activities                        -                 106,513                 154,315
                                                      --------------------- -----------------------  ----------------------

Net increase in cash and cash equivalents                              (26)                  1,174                     (27)

Cash and cash equivalents - beginning of period                         26                       -                      26
                                                      --------------------- -----------------------  ----------------------

Cash and cash equivalents - end of period                             $ (0)                $ 1,174                    $ (0)
                                                      ===================== =======================  ======================

Supplemental disclosure of cash flow information:
    Interest Paid                                                      $ -                     $ -                     $ -
                                                      ===================== =======================  ======================
    Taxes paid                                                         $ -                     $ -                     $ -
                                                      ===================== =======================  ======================




See accountants' review report and notes to these financial statements.
                                       F-5

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)


1.   Presentation of Interim Information

In the opinion of the management of Genesis Companies Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three-months and six-months ended June 30, 2007 and 2006, and cash flows for the six-months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2006.

2.  Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. As of June 30, 2007, the Company had no cash.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of laser stripping equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

   At June 30, 2007, fixed assets consisted of the following:

         Laser stripping equipment -
         Construction in progress                            $87,183
                                                             =======

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

Revenue Recognition

Revenue recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Net Loss per Share

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

3.   Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $12,055 for the six months ended June 30, 2007, and an accumulated deficit of $303,060 as of June 30, 2007. The Company also has a working capital deficiency of $36,376 and current liabilities exceed current assets by $114,396 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

4. Notes Receivable

At June 30, 2007, notes receivable consisted of two loans in the aggregate amount of $22,633. Both notes are unsecured, 8% promissory notes with payments due on demand. The notes are held against an individual and a corporation.

5.       Notes Payable - Related Party

At June 30, 2007, notes payable consisted of the following:

Note payable to President and director                       $ 57,408
Note payable to CFO and director                               57,407
                                                              ---------
                   Total                                     $114,815
                                                              =========


These notes are unsecured; bear interest at 8%, and due on demand.

6. Stockholders' Equity (Deficit):

 There was no common stock issued during the six months ended June 30, 2007.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited quarterly financial statements.

Results of Operation

Results of operations for the three-month period ended June 30, 2007 compared to
-------------------------------------------------------------------------------
the same period ended June 30, 2006
-----------------------------------

     We generated no revenues during the three month period ended June 30, 2007. Our management anticipates that we will not generate any significant revenues until we achieve our business objective of operating revenues of which there can be no assurance. Our operating expense was $7,261 in the three-month period ended June 30, 2007, compared to $3,587 in the three-month period ended June 30, 2006. Interest expense for the three-month period ended June 30, 2007 and 2006 were $2,322 and $986, respectively. Our company generated an interest income of $419 during the three-month period ended June 30, 2007. With interest expense included our net losses were $9,164 and $4,573 in the three-month periods ended June 30 in 2007 and 2006, respectively. Loss per share was nominal in the periods in 2007 and 2006.

Results of operations  for the six-month  period ended June 30, 2007 compared to
--------------------------------------------------------------------------------
the same period ended June 30, 2006
-----------------------------------

     We generated no revenues during the six month period ended June 30, 2007. Our management anticipates that we will not generate any significant revenues until we achieve our business objective of operating revenues of which there can be no assurance. Our operating expense was $8,271 in the six-month period ended June 30, 2007, compared to $4,328 in the six-month period ended June 30, 2006. Interest expense for the six-month period ended June 30, 2007 and 2006 were $4,618 and $4,712 respectively. Our company generated an interest income of $834 during the six-month period ended June 30, 2007. With interest expense included our net losses were $12,055 and $9,040 in the six-month periods ended June 30 in 2007 and 2006 respectively. Loss per share was nominal in the periods in 2007 and 2006.

Plan of Operation

     We are in the process of rebuilding/remanufacturing a laser stripping machine we have acquired, and intend to develop a business using such equipment during the year 2008.

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

Liquidity and Capital Resources

     We had no cash and $87,183 in machinery under construction as of June 30, 2007. The company will need to raise capital through loans or private placements in order to carry out any operational plans. The company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report; June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3A(T).  CONTROLS AND PROCEDURES
------------------------------------

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES -
------------------------------

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -
----------------------------------------

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
------------------------------------------------------------

                NONE

ITEM 5.  OTHER INFORMATION -
--------------------------

                NONE

ITEM 6.  EXHIBITS  -
-----------------

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


                          GENESIS COMPANIES GROUP, INC.
                                  (Registrant)




Dated: August 15, 2007                        By: /s/ Daniel Medina
                                                   -----------------
                                                      Daniel Medina,
                                                      President


Dated: August 15, 2007                        By: /s/ Madhava Rao Mankal
                                                     -----------------------
                                                      Madhava Rao Mankal,
                                                      Chief Financial Officer