Form 10QSB
period 2007-09-30
GENESIS COMPANIES GROUP INC
filed 2007-11-14
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                   FORM 10QSB
                                -----------------

                                   (Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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


             No. 255 S. Leland Norton Way, San Bernardino, CA, 92408
                 -----------------------------------------------
                    (Address of principal executive offices)

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

As of September 30, 2007, there were 15,242,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION


Item 1.                Financial Statements(Unaudited)                              Page
                                                                                    -----
Report of Independent Registered Public Accounting Firm                             F-1

Balance Sheets - September 30, 2007 and December 31, 2006                           F-2

Statements  of  Operations - Three and nine months ended  September 30, 2007 and
2006 and From December 22, 1988 (Inception) to September 30, 2007                   F-3

Statements  of Cash Flows - Three and nine months ended  September  30, 2007 and
2006 and From December 22, 1988 (Inception) to September 30, 2007                   F-4

Notes to Financial Statements                                                       F-5

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

ITEM 1. FINANCIAL STATEMENTS

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Companies Group, Inc.


We have reviewed the accompanying balance sheets of Genesis Companies Group, Inc., a development stage company, as of September 30, 2007 and the related statements of operations for the three-months and nine-months ended September 30, 2007 and 2006 and the related statements of cash flows for the nine-months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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


November 2, 2007

/s/Jaspers + Hall, PC


                       GENESIS COMPANIES GROUP, INC.
                       (A Development Stage Company)
                               Balance Sheet

                                                                             (Unaudited)            (Audited)
                                                                                September 30,     December 31,
                                                                                 2007                 2006
                                                                             -------------        --------------

Current Assets:
Cash                                                                             $      -             $      26
Notes receivable and interest                                                      23,052                21,799
                                                                             -------------        --------------
  Total Current Assets                                                             23,052                21,825
                                                                             -------------        --------------
Property and equipment:
Machinery - construction in progress                                               87,183                87,183
                                                                             -------------        --------------
TOTAL ASSETS                                                                     $110,235             $ 109,008
                                                                             =============        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Bank overdraft                                                                   $     39             $       -
Accounts payable                                                                   20,779                10,054
Accrued interest - related parties                                                 15,400                 8,460
Notes payable - related parties                                                   114,815               114,815
                                                                             -------------        --------------
  Total Current Liabilities                                                       151,033               133,329
                                                                             -------------        ------------
Stockholders' (Deficit):
Preferred stock, $.00001 par value, 10,000,000 shares
  authorized, issued and outstanding - none                                             -                     -
Common stock, $.00001 par value, 100,000,000
    shares authorized, 15,242,000 shares issued and
    outstanding at September 30, 2007 and December 31, 2006,
    respectively                                                                      152                   152
Additional paid-in capital                                                        268,532               268,532
Subscription receivable                                                            (2,000)               (2,000)
  Deficit accumulated during the development stage                               (307,482)             (291,005)
                                                                             -------------        --------------
Total Stockholders' (Deficit)                                                     (40,798)              (24,321)
                                                                             -------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS'  (DEFICIT)                                   $110,235             $ 109,008
                                                                             =============        ==============


See accountants' review report and accompanying notes to these financial statements.

                                      F-2


            GENESIS COMPANIES GROUP, INC.
     (A Development Stage Company)
        Statement of Operations
              (Unaudited)


                                                                                                              December 22, 1988
                                              Three Months Ended                 Nine Months Ended            (Inception) to
                                                 September 30,                      September 30,               September 30,
                                        -------------------------------    -------------------------------    ---------------
                                            2007             2006               2007            2006               2007
                                        --------------   --------------    ---------------  --------------    ---------------

INCOME                                   $          -     $          -      $           -    $          -         $        -


OPERATING EXPENSES:
Professional Fees                               2,480            2,229             10,725           6,030            108,863
Registration Fees                                   -                -                  -               -              3,728
Administrative Expenses                            39            1,112                 65           1,539            174,761
                                        --------------   --------------    ---------------  --------------    ---------------
 Loss from operations                           2,519            3,341             10,790           7,569            287,352
                                        --------------   --------------    ---------------  --------------    ---------------
Other income (expense):
Interest income                                   419                -              1,253               -              2,327
Interest expense                               (2,322)          (4,393)            (6,940)         (9,205)           (22,457)
                                        --------------   --------------    ---------------  --------------    ---------------
 Total Other Income (Expense)                  (1,903)          (4,393)            (5,687)         (9,205)           (20,130)
                                        --------------   --------------    ---------------  --------------    ---------------
Net Loss                                 $     (4,422)    $     (7,734)     $     (16,477)   $    (16,774)        $ (307,482)
                                        ==============   ==============    ===============  ==============    ===============
Weighted average number of
  shares outstanding                       15,242,000       28,575,822         15,242,000      10,125,214

Basic and Diluted
Net Loss Per Share                       $         (*)    $         (*)     $          (*)   $         (*)
                                        ==============   ==============    ===============  ==============
* Less than $0.01 per share


See accountants' review report and accompanying notes to these financial statements.


                                      F-3


                GENESIS COMPANIES GROUP, INC.
                (A Development Stage Company)
                   Statement of Cash Flows
                         (Unaudited)

                                                                                                     >

                                                                                                  December 22, 1988
                                                                     Nine Months Ended            (Inception) to
                                                                       September 30,               September 30,
                                                              ---------------------------------   --------------
                                                                   2007               2006            2007
                                                              ----------------    -------------   --------------
Cash Flows From Operating Activities:
  Net Loss                                                          $ (16,477)        $(16,774)       $(307,482)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Stock issued for services                                                 -                1          140,001
   Changes in assets and liabilities:
    Increase in accounts payable                                       10,725           11,362           20,779
    Increase in  accrued expenses                                       6,940            2,148           15,400
                                                              ----------------    -------------   --------------
      Total adjustments                                                17,665           13,511           36,179
                                                              ----------------    -------------   --------------
Net Cash Provided by (Used in) Operating Activities                     1,188           (3,263)        (131,302)
                                                              ----------------    -------------   --------------
Cash Flows From Investing Activities:
  Increase in notes receivable                                         (1,253)         (20,725)         (23,052)
                                                              ----------------    -------------   --------------
Net Cash Used in Investing Activities                                  (1,253)         (20,725)         (23,052)
                                                              ----------------    -------------   --------------
Cash Flow From Financing Activities:
  Bank overdraft                                                           39                -               39
  Issuance of common stock for cash                                         -           24,014           39,500
  Proceeds  from notes payable - related parties                            -                -          114,815
                                                              ----------------    -------------   --------------
  Net Cash Provided By Financing Activities                                39           24,014          154,354
                                                              ----------------    -------------   --------------
(Decrease) Increase  in Cash                                              (26)              26                -

Cash and Cash Equivalents - Beginning of period                            26                -                -
                                                              ----------------    -------------   --------------
Cash and Cash Equivalents - End of period                           $      -          $     26        $       -


Supplemental Cash Flow Information:
  Interest paid                                                     $       -         $      -        $       -
                                                              ================    =============   ==============
  Taxes paid                                                        $       -         $      -        $       -
                                                              ================    =============   ==============

Supplemental Schedule of nancash investing and financing
 activities:
Purchase of machinery for 8,950,000 shares                          $                 $ 87,183        $  87,183
                                                              ================    =============   ==============


See accountants' review report and accompanying notes to these financial statements.



                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2007
                                   (Unaudited)


1.   Presentation of Interim Information

In the opinion of the management of Genesis Companies Group, Inc., (the Company) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the three-months and nine-months ended September 30, 2007 and 2006, and cash flows for the nine-months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

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

Cash

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. As of September 30, 2007, the Company had no cash.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of laser stripping equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

   At September 30, 2007, fixed assets consisted of the following:

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

3.   Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $16,477 for the nine months ended September 30, 2007, and an accumulated deficit of $307,482 as of September 30, 2007. The Company also has a working capital deficiency of $40,798 and current liabilities exceed current assets by $127,981 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

4. Notes Receivable

At September 30, 2007, notes receivable consisted of two loans in the aggregate amount of $23,052. Both notes are unsecured, 8% promissory notes with payments due on demand. The notes are held against an unrelated third party and a corporation.

5.       Notes Payable - Related Party

At September 30, 2007, notes payable consisted of the following:

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

6. Stockholders' Deficit:

     The Company did not issue any shares of its common stock during the nine months ended September 30, 2007.

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

Results of Operation

Results of  operations  for the  three-month  period  ended  September  30, 2007
--------------------------------------------------------------------------------
compared to the same period ended September 30, 2006
----------------------------------------------------

     We generated no revenues during the three month period ended September 30, 2007. Our management anticipates that we will not generate any significant revenues until we achieve our business objective of operating revenues of which there can be no assurance.

     Our operating expense was $2,519 in the three-month period ended September 30, 2007, compared to $3,341 in the three-month period ended September 30, 2006. Interest expense for the three-month period ended September 30, 2007 and 2006 were $2,322 and $4,393, respectively. Our company generated an interest income of $419 during the three-month period ended September 30, 2007. With interest expense included our net losses were $4,422 and $7,734 in the three-month periods ended September 30 in 2007 and 2006, respectively. Loss per share was nominal in the periods in 2007 and 2006.

Results of  operations  for the  nine-month  period  ended  September  30,  2007
-------------------------------------------------------------------------------
compared to the same period ended September 30, 2006
----------------------------------------------------

     We generated no revenues during the nine month period ended September 30, 2007. Our management anticipates that we will not generate any significant revenues until we achieve our business objective of operating revenues of which there can be no assurance. Our operating expense was $10,790 in the nine-month period ended September 30, 2007, compared to $7,569 in the nine-month period ended September 30, 2006. Interest expense for the nine-month period ended September 30, 2007 and 2006 were $6,940 and $9,205 respectively. Our company generated an interest income of $1,253 during the nine-month period ended September 30, 2007. With interest expense included our net losses were $16,477 and $16,774 in the nine-month periods ended September 30 in 2007 and 2006 respectively. Loss per share was nominal in the periods in 2007 and 2006.

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

Liquidity and Capital Resources

     We had no cash and $87,183 in machinery under construction as of September 30, 2007. The company will need to raise capital through loans or private placements in order to carry out any operational plans. The company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a. Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report; September 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


                          GENESIS COMPANIES GROUP, INC.
                                  (Registrant)




Dated: November 14, 2007                       By: /s/Daniel Medina
                                                   -----------------
                                                      Daniel Medina,
                                                      President


Dated: November 14, 2007                       By: /s/Madhava Rao Mankal
                                                   ----------------------
                                                      Madhava Rao Mankal,
                                                      Chief Financial Officer