Form 10KSB
period 2007-12-31
GENESIS COMPANIES GROUP INC
filed 2008-07-17
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 033-34078-A

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

               255 S. Leland Norton Way, San Bernardino, CA 92408
               --------------------------------------------------
                    (Address of principal executive offices)

                                  909-522-4414
                                  ------------
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                        Common Stock, $0.00001 Par Value
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act:    None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ] NO  [ ]

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

YES [ ] No [X]

The Registrant's revenues for its fiscal year ended December 31, 2007 were $0.

As of July 16, 2008, there were 15,242,000 shares outstanding, of which 2,742,000 shares were held by non-affiliates. The Registrant's shares are not publicly traded at this time.

Transitional Small Business Disclosure Format (check one): YES[ ] NO[X]

                          GENESIS COMPANIES GROUP, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

TABLE OF CONTENTS                                                   PAGE

PART I

Item 1. Description of Business                                         1

Item 2. Description of Property                                         9

Item 3. Legal Proceedings                                               10

Item 4. Submission of Matters to a Vote of Security Holders.            10

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.       10

Item 6. Management's Discussion and Analysis or Plan of Operation.      10

Item 7. Financial Statements.                                           14

Item 8. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.                                           14

Item 8A.    Controls and Procedures                                     14

Item 8A(T). Controls and Procedures.                                    15

Item 8B.    Other Information.                                          15

PART II

Item 9. Directors,  Executive Officers, Promoters, Control Persons and
            Corporate Governance; Compliance With Section 16(a)
            of the Exchange Act.                                        16

Item 10.  Executive Compensation.                                       17

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.                    19

Item 12.  Certain Relationship and Related Transactions, and Director
          Independence.                                                 21

Item 13.  Exhibits.                                                     21

Item 14.  Principal Accountant Fees and Services.                       21


Signatures                                                              23

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

On July 28,2006, management decided to acquire a "300 Watts Portable Laser De-coating System" ("PLDS") in exchange for 30,000,000 shares of the Company's restricted common stock. The Company has issued 8,950,000 common shares, as partial payment on the PLDS. Upon the issuance of the title and the transfer of ownership of the PLDS to the Company, the Company will issue the remaining 21,050,000 common shares to complete the transaction.

In July 2006, the Company issued 280,000 shares of its common stock in exchange for cash totaling $28,000 ($0.10 per share). The shares were offered through a private placement memorandum. The Company has received funds of $26,000 and has a receivable of $2,000,at December 31, 2007.

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

Employees

As of December 31, 2007, the Company has no employees. The officers of the Company have agreed to allocate a portion of their time to the operation of the Company without compensation.

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

Since inception through December 31, 2007, the Company has incurred aggregate net loss of $305,221 and at December 31, 2007 had a working capital deficit of $125,720. There is no assurance that the Company will ever operate profitably or will ever generate positive cash flow in the future.

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

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (six months starting February 15, 2008), may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon)is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144, which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Holders

As of December 31, 2007, there are 58 holders of the Company's common stock.

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

Results of Operations

During the years ended December 31, 2007 and 2006, the Company did not recognize any revenues from operations.

Total operating losses for the year ended December 31, 2007 were $12,801 compared to $152,304 for the year ended December 31, 2006. The decrease of $139,503 was due to decreased operating activities through the year ended December 31, 2007 compared to the year ended December 31, 2006. During the year ended December 31, 2007 operating expenses included: $12,710 worth of professional fees and $91 of administrative expenses compared to the year ended December 31, 2006 operating expenses included: $10,793 worth of professional fees, $60 in registration fees and $141,451 of administrative expenses. Administrative expenses included $140,000 of consulting services, such services were paid for by the Company through the issuance of 1,400,000 shares of the Company's common stock.

For the year ended December 31, 2007, the Company incurred a net loss of $14,216 compared to a net loss of $161,845 as of December 31, 2006. The decrease of $139,503 was due to an decrease in operating activities in connection with the purchasing of the PLDS.


Liquidity and Capital

The Company's principal capital resources have been through the issuance of common stock, although in the future the Company may use shareholder loans, advances from related parties, or borrowings.

At December 31, 2007, there was a working capital deficit of $125,720 compared to a working capital deficit of $111,504 at December 31, 2006.

At December 31, 2007, total current assets were $0, compared to total current assets of $21,825 as of December 31,2006.

At December 31, 2007, total current liabilities were $125,720, compared to total current liabilities of $133,329 as of December 31, 2006.

At December 31, 2007, the Company had a cash overdraft balance of $15 compared to $26 as of December 31, 2006.

Plan of Operations

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

Recently Issued Accounting Policies

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2006. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

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

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred revenues; depreciation or fixed assets, valuation of intangible assets such as our intellectual property, financing operations, currency valuations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

                  -    value of long-lived assets; and

                  -    revenue recognition and deferred revenue.

Valuation of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2007.

Revenue recognition and deferred revenue

The Company's revenue recognition policy is significant because future revenue could be a key component of its results or operations. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly.

Item 7.  Financial Statements

The financial statements for the year ended December 31, 2007 and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedure

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

          (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

          (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's Directors and Officers as of the date of this report are as follows:

         ---------------------- ----------- ------------------------ -----------
                 Name              Age             Position              Period
         ---------------------- ----------- ------------------------ -----------

         Daniel F. Medina           54      President and Director    March 15,
                                                                   2006 to date

         Madhava Rao Mankal         56      Chief Financial Officer   March 15,
                                               and Director         2006 to date
         ---------------------- ----------- ------------------------ -----------

The following  sets forth the portion of their time the directors  devote to the
Company:

 Daniel Medina                      <25%
 Madhava Rao Mankal                 <25%


The Company's success depends on the performance of both directors, Messrs. Medina and Mr. Mankal. The Company does not have "key person" life insurance policies on any employees nor does the Company have employment agreements for fixed terms with any of its employees. Any of the employees, including any member of the management team, may terminate his or her employment at any time.

Biographies of Officers and Directors

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

Daniel Medina, 53. Mr. Medina has served the President and a Director of the Company since March 15, 2006. Mr. Medina currently serves as the President and a Director of Medina International Holdings, Inc. Mr. Medina started as a Sales Rep/Production Manager in 1973-1985 with Rosemary's Draperies. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He was the designer and manufacturer of all of their boats. Mr. Medina served as the Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. from October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing.

Madhava Rao Mankal, 56. Mr. Mankal has served as the Chief Financial Officer and a Director of the Company since March 15, 2006. Mr. Mankal currently serves as the Chief Financial Officer and a Director of Medina International Holdings, Inc. Mr. Mankal has more than 28 years of experience as an executive. He has served as President/CFO of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) since May 1999 to December 31, 2003. He was a member of the Board of Directors of Force Protection, Inc. until September 30, 2004. He has over 25 years of senior financial management experience which includes the position of controller, chief financial officer and financial advisor. He is a Certified Chartered Accountant from India and Cost Accountant from India, and Certified Management Accountant from USA. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants, USA. He has Bachelor Degree in Commerce from Bangalore University.

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

Based solely on our review of the copies of such forms received by the Company, or written representations from certain reporting persons that Form 5 was not required for those persons, management believes that, during the fiscal year ended December 31, 2007, all filing requirements applicable to its owners as well as its officers and directors.

Item 10.  Executive  Compensation.

The following table summarizes the compensation of key executives ("Named Executive Officers") for the years ended December 31, 2007, 2006 and 2005, respectively. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.




                           SUMMARY COMPENSATION TABLE


----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------
NAME AND PRINCIPAL POSITION   YEAR        SALARY      BONUS    STOCK         OPTIONS       NONQUALIFIED     ALL OTHER COMP    TOTAL
                                                                 AWARDS    AWARDS ($)        DEFERRED                            ($)
                                                                                         COMPENSATION ($)
----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------
----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------
Daniel F. Medina,             2007         $-0-         -          -            -                -                 -            $-0-
----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------
----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------
Madhava Rao Mankal, Chief     2007         $-0-         -          -            -                -                 -            $-0-
----------------------------- --------- ----------- ---------- ----------- ------------ -------------------- --------------- -------


          (1) Mr. Daniel F. Medina was appointed as the Company's President and Director on March 15, 2006.

          (2) Mr. Madhava Rao Mankal was appointed as the Company's Chief Financial Officer and Director on March 15, 2006.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2007:



                                                                  Non-equity         Nonqualified
                   Fees earned                                  incentive plan         deferred
                   or paid in       Stock         Option       compensation ($)      compensation          All other
      Name            cash        awards ($)    awards ($)                             earnings        compensation ($)       Total
                       ($)                                                               ($)                                   ($)
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------

----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
Daniel Medina         $ -0-         $ -0-          $ -0-            $ -0-               $ -0-                 $ -              $ -
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------

----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------
Madhava Rao           $ -0-         $ -0-          $ -0-            $ -0-               $ -0-                 $ -              $ -
----------------- -------------- ------------- -------------- ------------------- ------------------- -------------------- ---------

The Company did not reimburse its directors for expenses incurred in connection with attending board meetings no did the Company pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2007 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

NAME, ADDRESS & NATURE OF
  BENEFICIAL OWNER           TITLE OF CLASS(1)       AMOUNT     PERCENT OF CLASS
  ----------------           -----------------       ------     ----------------


Daniel F. Medina               Common Stock         2,000,000             13.12%
11561 East Beverly Blvd
Whitter, CA 90601

Sharada Rao(3)                 Common Stock         2,000,000             13.12%
7476 Sungold Ave.
Corona, CA 92880

Danielle Cristina Campbell     Common Stock         1,000,000              6.56%
32060 Fruehauf Street
Fraser, MI 48026

Catherine Druia               Common Stock          1,250,000              8.20%
32060 Fruehauf Street
Fraser, MI 48026

Joshua Christian Druia        Common Stock          1,250,000              8.20%
32060 Fruehauf Street
Fraser, MI 48026

Joseph Paul Ermalovich        Common Stock          1,250,000              8.20%
39127 Mame
Sterling Heights, MI 48313

Elizabeth A. Lassman          Common Stock          1,250,000              8.20%
16256 Admiral Street
Fraser, MI 48026

Srikishna Manka               Common Stock          1,250,000              8.20%
7476 Sungold Ave.
Corona, CA 92880

Maria Moran                   Common Stock          1,250,000              8.20%
550 Skinner
Highland, MI 48357

All Officers and Directors
  as a Group (2 persons)      Common Stock          4,000,000             26.00%


(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)  Percentage   based  on  15,242,000   shares  of  common  stock  issued  and
     outstanding on December 31, 2007.

(3) Mrs. Sharada Rao is the wife of Mr. Madahva Rao Mankal, the Chief Financial Officer and a Director of the Company. Mrs. Rao holds the 2,000,000 shares of common stock directly and beneficially.

Changes in Control

Management is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

The Company has been a party to transactions between its directors, officers, and 5% beneficial security holder.

Note receivable amounting to $20,725 and interest receivable $1,074 from Joe Ermalovich and Laser Strip, Inc. were transferred to Daniel Medina and Madhava Rao Mankal.

On March 15, 2006, Mr. Daniel F. Medina, the President and a Director of the Company were transferred 2,000,000 shares of the common stock of the Company in exchange for the common stock of Medina, Mr. Medina is an officer and director of Medina.

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

In March 2006, Messrs. Medina and Mankal were transferred possession of note payables held by the original stockholder of the Company. The unsecured, 8% promissory notes are due on demand. At December 31, 2007, the notes had accrued interest of $8,460. The note is still outstanding at this time.


Item 13. Exhibits

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-B.

31. Certifications pursuant to Section 302 of the Sarbanes - Oxley Act. (*)

32. Certifications pursuant to Section 906 of the Sarbanes - Oxley Act. (*)

(*) Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Jaspers + Hall, P.C. rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $2,500 for the fiscal year ended December 31, 2007 and $2,500 for the fiscal year ended December 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the SEC.

Audit Related Fees

There are no other fees billed by our current or prior independent auditors during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit fees" above.

Tax Fees

The aggregate fees billed by Jaspers + Hall, PC during the last fiscal year for professional services rendered for tax compliance for fiscal years ended December 31, 2007 and 2006 was $0.

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

STATEMENT OF OPERATIONS .....................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENT OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS................................F-6 - F-10

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Genesis Companies Group, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Genesis Companies Group, Inc.A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and changes in stockholders'
deficit for the years then ended and for the period December 31, 1988 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage and conditions exist, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



July 16, 2008
/s/Jaspers + Hall PC



                   GENESIS COMPANIES GROUP, INC.
                   (A Development Stage Company)
                           Balance Sheet


                                                                         December 31,    December 31,
                                                                            2007              2006
                                                                       ---------------   ----------------
Assets

Current Assets:
    Cash                                                                          $ -               $ 26
    Notes receivable                                                                -             21,799
                                                                       ---------------   ----------------
                                                                                    -             21,825
                                                                       ---------------   ----------------
Property and equipment:
    Machinery - Construction in progress                                       87,183             87,183
                                                                       ---------------   ----------------

Total assets                                                                 $ 87,183          $ 109,008
                                                                       ===============   ================
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Bank overdraft                                                             $ 15                $ -
      Accounts payable                                                         21,764             10,054
      Accrued Interest - related parties                                       17,178              8,460
      Notes payable - related parties                                          86,763            114,815
                                                                       ---------------   ----------------
Total current liabilities                                                     125,720            133,329
                                                                       ---------------   ----------------
Stockholders' deficit:
        Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                    -                  -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000 shares issued and outstanding
          on December 31, 2007 and 2006, respectively                             152                152
       Additional paid-in capital                                             268,532            268,532
       Subscription receivable                                                 (2,000)            (2,000)
       Deficit accumulated during the development stage                      (305,221)          (291,005)
                                                                       ---------------   ----------------

Total stockholders' deficit                                                   (38,537)           (24,321)
                                                                       ---------------   ----------------
Total liabilities and stockholders' equity (deficit)                         $ 87,183          $ 109,008
                                                                       ===============   ================

The accompanying notes are an integral part of these financial statements.

                                       F-2


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations




                                                 Year Ended                                December 31, 1988
                                                  December 31,                         (Inception) to
                                                    2007                2006               December 31, 2007
                                              -----------------   -----------------  -------------------------------
Revenues                                                   $ -                 $ -                  $ -

Operating expenses:
      Professional fees                                 12,710              10,793              110,848
      Registration fees                                      -                  60                3,728
      Administrative expenses                               91             141,451              174,787
                                              -----------------   -----------------  -------------------

Loss from operations                                   (12,801)           (152,304)            (289,363)
                                              -----------------   -----------------  -------------------
Other income (expense):
Interest income                                          1,253               1,074                2,327
Other income                                             6,050                   -                6,050
Interest expense, related party                         (8,718)            (10,615)             (24,235)
                                              -----------------   -----------------  -------------------
                                                        (1,415)             (9,541)             (15,858)
                                              -----------------   -----------------  -------------------
Net loss                                             $ (14,216)         $ (161,845)          $ (305,221)
                                              =================   =================  ===================
Weighted average number of
    common shares outstanding                       15,242,000           9,120,197
                                              =================   =================
Net loss per share                                   $      *           $   (0.018)
                                              =================   =================
* Less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

                                      F-3




                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)


                                                                                                      Deficit Accum.
                                                                          Additional                  During the
                                              Common Stock                  Paid-In    Subscription   Development
                                                Shares         Amount       Capital    Receivable       Stage          Totals
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance -  December 22, 1988                             -          $ -           $ -          $ -            $ -            $ -
Stock issued for cash - December 5, 1989         4,500,000           45        13,455            -              -         13,500
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance -   December 31, 1989                    4,500,000           45        13,455            -              -         13,500
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Write-off deferred offering costs                        -            -             -            -        (10,661)       (10,661)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance -   December 31, 1990                    4,500,000           45        13,455            -        (10,661)         2,839
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -         (1,309)        (1,309)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance -   December 31, 1991                    4,500,000           45        13,455            -        (11,970)         1,530
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -            (10)           (10)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1992                      4,500,000           45        13,455            -        (11,980)         1,520
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -             (9)            (9)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1993                      4,500,000           45        13,455            -        (11,989)         1,511
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -           (859)          (859)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1994                      4,500,000           45        13,455            -        (12,848)           652
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -           (192)          (192)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1995                      4,500,000           45        13,455            -        (13,040)           460
                                            ---------------  -----------  ------------ ------------  -------------  ------------
Net loss for year                                        -            -             -            -         (4,988)        (4,988)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1996                      4,500,000           45        13,455            -        (18,028)        (4,528)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (12,270)       (12,270)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1997                      4,500,000           45        13,455            -        (30,298)       (16,798)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -         (6,059)        (6,059)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1998                      4,500,000           45        13,455            -        (36,357)       (22,857)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -         (9,901)        (9,901)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 1999                      4,500,000           45        13,455            -        (46,258)       (32,758)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (10,611)       (10,611)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2000                      4,500,000           45        13,455            -        (56,869)       (43,369)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (11,863)       (11,863)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2001                      4,500,000           45        13,455            -        (68,732)       (55,232)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (12,943)       (12,943)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2002                      4,500,000           45        13,455            -        (81,675)       (68,175)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (11,352)       (11,352)
                                            ---------------  -----------  ------------ ------------  -------------  -------------

The accompanying notes are an integral part of these financial statements.



                         GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
                                  (Continued)



Balance - December 31, 2003                      4,500,000           45        13,455            -        (93,027)       (79,527)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (16,883)       (16,883)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2004                      4,500,000           45        13,455            -       (109,910)       (96,410)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (19,250)       (19,250)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2005                      4,500,000           45        13,455            -       (129,160)      (115,660)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Common stock issued for cash                       280,000            3        27,997       (2,000)             -         26,000
Common stock issued for  services                1,400,000           14       139,986            -              -        140,000
Common stock issued in
   exchange agreement                              112,000            1             -            -              -              1
Common stock issued for equipment                8,950,000           89        87,094            -              -         87,183
Net loss for year                                        -            -             -            -       (161,845)      (161,845)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2006                     15,242,000          152       268,532       (2,000)      (291,005)       (24,321)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Net loss for year                                        -            -             -            -        (14,216)       (14,216)
                                            ---------------  -----------  ------------ ------------  -------------  -------------
Balance - December 31, 2007                     15,242,000        $ 152      $268,532     $ (2,000)     $(305,221)       (38,537)
                                            ===============  ===========  ============ ============  =============  =============


The accompanying notes are an integral part of these financial statements.

                                      F-5



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                                                                          December 22, 1988
                                                                     Year Ended                             (Inception) to
                                                                      December 31,                           December 31,
                                                                        2007               2006               2007
                                                                  --------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                           $ (14,216)        $ (161,845)         $ (305,221)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for
               consulting services                                               -            140,000             140,000
             Changes in operating assets and liabilities:
               Decrease (increase) in receivable                             1,074             (1,074)                  -
              Increase (decrease) in accounts payable                       11,710            (73,901)             21,765
              Increase in accrued interest                                   8,718              3,558              17,178
                                                                  -----------------  -----------------  ------------------
      Total adjustments                                                     21,502             68,583             178,943
                                                                  -----------------  -----------------  ------------------
        Net cash provided by (used) in operating activities                  7,286            (93,262)           (126,278)
                                                                  -----------------  -----------------  ------------------
Cash flows from investing activities:
     Note receivable                                                             -            (20,725)            (20,725)
     Payment of note receivables                                            20,725                  -              20,725
                                                                  -----------------  -----------------  ------------------
       Net cash provided by (used in) investing activities                  20,725            (20,725)                  -
                                                                  -----------------  -----------------  ------------------
Cash flows from financing activities:
      Bank overdraft                                                            15                  -                  15
      (Payments) proceeds of notes payables, related party                 (28,052)            88,013              86,763
      Proceeds from the issuance of common stock                                 -             26,000              39,500
                                                                  -----------------  -----------------  ------------------
        Net cash (used) provided by financing activities                   (28,037)           114,013             126,278
                                                                  -----------------  -----------------  ------------------
Net (decrease) increase in cash and cash equivalents                           (26)                26                   -

Cash and cash equivalents - beginning of period                                 26                  -                   -
                                                                  -----------------  -----------------  ------------------
Cash and cash equivalents - end of period                                      $ -               $ 26                 $ -
                                                                  =================  =================  ==================
Supplemental disclosure of cash flow information:
    Interest Paid                                                             $ -                $ -                 $ -
                                                                  =================  =================  ==================
    Taxes paid                                                                $ -                $ -                 $ -
                                                                  =================  =================  ==================




The accompanying notes are an integral part of these financial statements.


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the year ended December 31, 2007

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

On March 15, 2006, the Company's Board of Directors decided to change the management of the Company. Messrs. Madhava Rao Mankal and Daniel Medina were appointed as the Chief Financial Officer and President, respectively. The 4,500,000 shares of the Company's common stock held by the then existing stockholders were transferred to Messrs. Mankal and Medina in exchange for 200,000 shares of the common stock of Medina International Holdings, Inc. (Medina). At the time of the transaction, the shares of Medina were valued at $25,000.

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

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the year ended December 31, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates In The Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At December 31, 2007, the Company had cash or cash equivalents of $0.

Property and Equipment:

Property and Equipment are stated at cost. At December 31, 2007, the Machinery held by the Company consisted of parts for the PLDS. At December 31, 2007, construction of the PLDS was not completed and therefore the Company has not begun to depreciate the Machinery.

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

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the year ended December 31, 2007

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its year ended December 31, 2006. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

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

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the year ended December 31, 2007

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLANS:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company reported a net loss of $14,216 for the year ended December 31, 2007 and an accumulated deficit during the development state of $305,221. The Company has minimal cash and its current liabilities exceed current assets by $125,720 at December 31, 2007. The Company had no revenues from its activities during the year ended December 31, 2007.

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

NOTE 3.  NOTES RECEIVABLE:

During the year ended December 31, 2007, a note receivable of $20,725 was paid in full.

                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the year ended December 31, 2007

NOTE 4.  NOTES PAYABLE - RELATED PARTY:

During the year ended December 31, 2006, outstanding notes payable were transferred to Messrs. Medina and Mankal officers and directors of the Company. The unsecured, 8% promissory notes are due on demand. At December 31, 2007, the notes had accrued interest of $17,178. The notes are still outstanding at this time.

NOTE 5.  STOCKHOLDERS' DEFICIT:

During the year ended December 31, 2007, the Company did not issue any shares of its common stock.

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

The Company has deferred income tax assets, which have been fully reserved as follows:

Deferred tax assets
Net operating loss carry forwards               305,221
Valuation allowance for deferred tax assets    (305,221)
                                               ---------
Net deferred tax assets                        $      -
                                               =========
At December 31, 2007, the Company had net operating loss carry forwards of approximately $305,221 for federal income tax purposes. These carry forwards, if not utilized to offset taxable income will expire at the end of the December 31, 2016.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2008.

                                       GENESIS COMPANIES GROUP, INC.
                                               (Registrant)


                                       By: s/ Daniel F. Medina
                                       -------------------------------
                                      Daniel F. Medina, President

                                       By: s/ Madhava Rao Mankal
                                       -------------------------
                                              Madhava Rao Mankal, Chief
                                              Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 16, 2008.

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