Form 10-Q
period 2008-03-31
GENESIS COMPANIES GROUP INC
filed 2008-08-06
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number : 0-25562

                          GENESIS COMPANIES GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       72-1175963
         --------                                       ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 25, 2008, there were 15,242,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheets - March 31, 2008 and December 31, 2007                F-2

         Consolidated Statements of Operations  -
                  Three months ended March 31, 2008 and 2007 and
                  From December 22, 1988 (Inception) to March 31, 2008                     F-3

         Consolidated Statements of Changes in Shareholders' Deficit -
                   From December 22, 1988 (Inception) to March 31, 2008                    F-4

         Consolidated  Statements  of Cash Flows - Three  months ended March 31,
                  2008 and 2007 and
                  From December 22. 1988 (Inception) to March 31, 2008                     F-5

         Notes to the Consolidated Financial Statements                                    F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4.  Controls and Procedures                                                             3

Item 4T. Controls and Procedures                                                             3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5
SIGNATURES                                                                                  6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         GENESIS COMPANIES GROUP, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                    Unaudited           Audited
                                                                                    March 31,          December 31,
                                                                                       2008              2007
                                                                                  ---------------   ----------------
Assets

Current Assets:
    Cash                                                                                     $ -                $ -
    Notes receivable                                                                           -                  -
                                                                                  ---------------   ----------------
                                                                                               -                  -
                                                                                  ---------------   ----------------
Property and equipment:
    Machinery - Construction in progress                                                  87,183             87,183
                                                                                  ---------------   ----------------
Total assets                                                                            $ 87,183           $ 87,183
                                                                                  ===============   ================
Liabilities and Stockholders'Deficit

Current liabilities:
      Bank overdraft                                                                        $ 28               $ 15
      Accounts payable                                                                    23,704             21,764
      Accrued Interest - related parties                                                  18,046             17,178
      Notes payable - related parties                                                     86,763             86,763
                                                                                  ---------------   ----------------
Total current liabilities                                                                128,541            125,720
                                                                                  ---------------   ----------------
Stockholders' deficit:
        Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, issued and outstanding - none                                             -                  -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000 shares issued and outstanding
          on March 31, 2008 and December 31, 2007, respectively                              152                152
       Additional paid-in capital                                                        268,532            268,532
       Subscription receivable                                                            (2,000)            (2,000)
       Deficit accumulated during the development stage                                 (308,042)          (305,221)
                                                                                  ---------------   ----------------

Total stockholders' deficit                                                              (41,358)           (38,537)
                                                                                  ---------------   ----------------
Total liabilities and stockholders' deficit                                             $ 87,183           $ 87,183
                                                                                  ===============   ================
See accompanying notes to these financial statements.

                                             F-2


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                                       Three Months Ended             December 31, 1988
                                                            March 31                   (Inception) to
                                                    2008                2007           March 31, 2008
                                              -----------------   -----------------  -------------------
Revenues                                       $             -    $              -           $        -

Operating expenses:
      Professional fees                                  1,940               1,010              112,788
      Registration fees                                      -                   -                3,728
      Administrative expenses                               13                   -              174,800
                                              -----------------   -----------------  -------------------
Loss from operations                                    (1,953)             (1,010)            (291,316)
                                              -----------------   -----------------  -------------------
Other income (expense):
Interest income                                              -                   -                2,327
Other income                                                 -                 415                6,050
Interest expense, related party                           (868)             (2,296)             (25,103)
                                                          (868)             (1,881)             (16,726)
                                              -----------------   -----------------  -------------------
Net loss                                              $ (2,821)           $ (2,891)          $ (308,042)
                                              =================   =================  ===================
Weighted average number of
common shares outstanding                           15,242,000          15,242,000
                                              =================   =================
Net loss per share                             $             *    $              *
                                              =================   =================
* Less then $(0.01) per share.

See accompanying notes to these financial statements.
                                                    F-3



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                  Deficit Accum.
                                                           Additional              During the
                                           Common Stock      Paid-In   Subscription Development
                                         Shares     Amount   Capital   Receivable   Stage      Totals
                                       ----------- --------- --------- ---------------------  ---------
Balance -  December 22, 1988                    -       $ -       $ -        $ -        $ -        $ -
Stock issued for cash -
December 5, 1988                       94,500,000        45    13,455          -          -     13,500
                                       ----------- --------- --------- ---------- ----------  ---------
Balance -   December 31, 1989           4,500,000        45    13,455          -          -     13,500
                                       ----------- --------- --------- ---------- ----------  ---------
Write-off deferred offering costs               -         -         -          -    (10,661)   (10,661)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance -   December 31, 1990           4,500,000        45    13,455          -    (10,661)     2,839
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -     (1,309)    (1,309)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance -   December 31, 1991           4,500,000        45    13,455          -    (11,970)     1,530
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -        (10)       (10)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1992             4,500,000        45    13,455          -    (11,980)     1,520
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -         (9)        (9)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1993             4,500,000        45    13,455          -    (11,989)     1,511
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -       (859)      (859)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1994             4,500,000        45    13,455          -    (12,848)       652
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -       (192)      (192)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1995             4,500,000        45    13,455          -    (13,040)       460
                                       ----------- ---------- -------- ---------- ----------- ---------
Net loss for year                               -         -         -          -     (4,988)    (4,988)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1996             4,500,000        45    13,455          -    (18,028)    (4,528)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (12,270)   (12,270)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1997             4,500,000        45    13,455          -    (30,298)   (16,798)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -     (6,059)    (6,059)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1998             4,500,000        45    13,455          -    (36,357)   (22,857)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -     (9,901)    (9,901)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 1999             4,500,000        45    13,455          -    (46,258)   (32,758)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (10,611)   (10,611)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2000             4,500,000        45    13,455          -    (56,869)   (43,369)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (11,863)   (11,863)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2001             4,500,000        45    13,455          -    (68,732)   (55,232)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (12,943)   (12,943)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2002             4,500,000        45    13,455          -    (81,675)   (68,175)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (11,352)   (11,352)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2003             4,500,000        45    13,455          -    (93,027)   (79,527)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (16,883)   (16,883)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2004             4,500,000        45    13,455          -   (109,910)   (96,410)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (19,250)   (19,250)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2005             4,500,000        45    13,455          -   (129,160)  (115,660)
                                       ----------- --------- --------- ---------- ----------  ---------
Common stock issued for cash              280,000         3    27,997     (2,000)         -     26,000
Common stock issued for  services       1,400,000        14   139,986          -          -    140,000
Common stock issued in
 exchange agreement                       112,000         1         -          -          -          1
Common stock issued for equipment       8,950,000        89    87,094          -          -     87,183
Net loss for year                               -         -         -          -   (161,845)  (161,845)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2006            15,242,000       152   268,532     (2,000)  (291,005)   (24,321)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for year                               -         -         -          -    (14,216)   (14,216)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - December 31, 2007            15,242,000       152   268,532     (2,000)  (305,221)   (38,537)
                                       ----------- --------- --------- ---------- ----------  ---------
Net loss for Quarter ended
March 31, 2008                                  -         -         -          -     (2,821)    (2,821)
                                       ----------- --------- --------- ---------- ----------  ---------
Balance - March 31, 2008               15,242,000     $ 152  $268,532   $ (2,000) $(308,042)  $ (41,358)
                                       =========== ========= ========= ========== ==========  =========

See  accompanying notes to these financial statements

                 F-4


                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                             December 22, 1988
                                                                    Three Months Ended          (Inception) to
                                                                        March 31,                  March 31,
                                                                  2008             2007              2008
                                                             ---------------------------------------------------
Cash flows from operating activities:
      Net loss                                                      $ (2,821)        $ (2,891)       $ (308,042)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for
               consulting services                                         -                -           140,001
             Changes in operating assets and liabilities:
               Increase in receivable                                      -             (415)                -
              Increase in accounts payable                             1,940            2,296            23,704
              Increase in accrued interest                               868            1,010            18,046
                                                             ---------------- ----------------  ----------------
      Total adjustments                                                2,808            2,891           181,751
                                                             ---------------- ----------------  ----------------
        Net cash used in operating activities                            (13)               -          (126,291)
                                                             ---------------- ----------------  ----------------
Cash flows from investing activities:
     Payment of note receivables                                           -                -                 -
                                                             ---------------- ----------------  ----------------
       Net cash used in investing activities                               -                -                 -
                                                             ---------------- ----------------  ----------------
Cash flows from financing activities:
      Bank overdraft                                                      13                -                28
      Proceeds of notes payables, related party                            -                -            86,763
      Proceeds from the issuance of common stock                           -                -            39,500
                                                             ---------------- ----------------  ----------------
        Net cash provided by financing activities                         13                -           126,291
                                                             ---------------- ----------------  ----------------
Net increase in cash and cash equivalents                                  -                -                 -

Cash and cash equivalents - beginning of period                            -                -                 -
                                                             ---------------- ----------------  ----------------
Cash and cash equivalents - end of period                           $      -         $      -        $        -
                                                             ================ ================  ================
Supplemental disclosure of cash flow information:
    Interest Paid                                                   $      -         $      -        $        -
                                                             ================ ================  ================
    Taxes paid                                                      $      -         $      -        $        -
                                                             ================ ================  ================




See accompanying notes to these financial statements
                                                                   F-5




                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2008
                                   (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

   At March 31, 2008, fixed assets consisted of the following:

         Laser stripping equipment -
         Construction in progress                     $87,183
                                                     ---------
         Net Fixed Asset                              $87,183
                                                     ---------

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 2008
                                   (Unaudited)

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

2.   Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,821 for the three months ended March 31, 2008, and an accumulated deficit of $308,042 as of March 31, 2008. The Company also has a working capital deficiency of $128,541 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Note Payables - Related Parties

At March 31, 2008, notes payable consisted of the following:

Note payable to Mr. Medina                                $ 43,381
Note payable to Mr. Mankal                                  43,382
                                                         -----------
                                     Total                $ 86,763
                                                         ===========
The unsecured, 8% promissory notes are due on demand.

4. Stockholders' Deficit:

During the three months ended March 31, 2008, the Company did not issue any shares of its common stock.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION
--------------------

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The Company did not recognize any revenues during the three months ended March 31, 2008 and March 31, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended March 31, 2008, operating expenses were $1,953 compared to $1,010 in the three months ended March 31, 2007. The $943 increase was due to an increase in our professional fees.

Interest expense for the three months ended March 31, 2008 and 2007 were $868 and $2,296, respectively.

During the three months ended March 31, 2008, the Company recognized a net loss of $2,821 compared to a net loss of $2,891 during the three months ended March 31, 2007. The decrease of $70 was due mostly to the $1,428 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended March 31, 2008, the Company did not use any cash in its operating activities. The Company did not have cash on hand at March 31, 2008. The Company did not receive any funds through either financing or investing activities. At March 31, 2008, the Company currently has a working capital deficit of $128,541.

At March 31, 2008, we had $0 in cash, $87,183 in machinery under construction as of March 31, 2008. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

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

PLAN OF OPERATIONS
------------------

We are in the process of rebuilding/remanufacturing a laser stripping machine we have acquired, and intend to develop a business using such equipment during the year 2008. The parts obtained from Joe Ermalovich in exchange for 8,950,000 common shares of the Company were in turn given to Laser Strip, inc. to rebuild the system. The Prototype 300 Watt Laser Machine is being manufactured for testing.

However, the Company is also seeking other opportunities to earn revenue and/or sustain operational expenses. At the moment, the Company has no agreements regarding potential merger or acquisition candidates. The Company also intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE

ITEM 5.  OTHER INFORMATION

                NONE

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

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


                            GENESIS COMPANIES GROUP, INC.
                                  (Registrant)



Dated: July 20, 2008                      By: /s/ Daniel Medina
                                             -----------------
                                        Daniel Medina, President


Dated: July 20, 2008                      By: /s/  Madhava Rao Mankal
                                             -----------------------
                               Madhava Rao Mankal,
                             Chief Financial Officer