Form 10-Q
period 2008-06-30
GENESIS COMPANIES GROUP INC
filed 2008-08-19
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

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

As of August 15, 2008, there were 15,242,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Balance Sheets - June 30, 2008 and December 31, 2007                              F-1

         Statements of Operations  -
                Three months and six months ended June 30, 2008 and 2007 and
                   From July 23, 2004 (Inception) to June 30, 2008                         F-2

         Statements of Changes in Stockholders' Deficit -
                   From July 23, 2004 (Inception) to June 30, 2008                         F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2008 and 2007 and
                  From July 23, 2004 (Inception) to June 30, 2008                          F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable        4

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        6
         -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7



PART I -FINANCIAL INFORMATION

                   GENESIS COMPANIES GROUP, INC.
                   (A Development Stage Company)
                           Balance Sheet


                                                                        (Unaudited)         (Audited)
                                                                          June 30,       December 31,
                                                                            2008              2007
                                                                       ---------------   ----------------
Assets

Current Assets:
    Cash                                                                          $ -                $ -
    Notes receivable                                                                -                  -
                                                                       ---------------   ----------------
                                                                                    -                  -
                                                                       ---------------   ----------------

Property and equipment:
    Machinery - Construction in progress                                       87,183             87,183
                                                                       ---------------   ----------------
Total assets                                                                 $ 87,183           $ 87,183
                                                                       ===============   ================
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Bank overdraft                                                              $ -               $ 15
      Accounts payable                                                         20,867             21,764
      Accrued Interest - related parties                                       18,913             17,178
      Notes payable - related parties                                          90,134             86,763
                                                                       ---------------   ----------------
Total current liabilities                                                     129,914            125,720
                                                                       ---------------   ----------------
Stockholders' equity (deficit):
        Preferred stock, $0.00001 par value, 10,000,000 shares
         authorized, issued and outstanding - none                                  -                  -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000 shares issued and outstanding
          on June 30, 2008 and December 31, 2007, respectively                    152                152
       Additional paid-in capital                                             268,532            268,532
       Subscription receivable                                                 (2,000)            (2,000)
       Deficit accumulated during the development stage                      (309,415)          (305,221)
                                                                       ---------------   ----------------
Total stockholders' equity (deficit)                                          (42,731)           (38,537)
                                                                       ---------------   ----------------
Total liabilities and stockholders' equity (deficit)                         $ 87,183           $ 87,183
                                                                       ===============   ================

See accountant's review report and accompanying notes to the financial statements

                                       F-1




                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                         Three Months Ended              Six Months Ended          December 31, 1988
                                              June 30,                      June 30,              (Inception) to
                                         2008           2007           2008            2007        June 30, 2008
                                     -------------   ------------  --------------  -------------- ----------------
Revenues                                      $ -            $ -             $ -             $ -              $ -

Operating expenses:
      Professional fees                       533          7,235           2,473           3,801          113,322
      Registration fees                         -              -               -               -            3,728
      Administrative expenses                 (27)            26             (15)            527          174,772
                                     -------------   ------------  --------------  -------------- ----------------
Loss from operations                         (506)        (7,261)         (2,458)         (4,328)        (291,822)
                                     -------------   ------------  --------------  -------------- ----------------
Other income (expense):
Interest income                                 -            419               -             834            2,327
Other income                                    -              -               -               -            6,050
Interest expense, related party              (867)        (2,322)         (1,736)         (4,618)         (25,970)
                                     -------------   ------------  --------------  -------------- ----------------
                                             (867)        (1,903)         (1,736)         (3,784)         (17,593)
                                     -------------   ------------  --------------  -------------- ----------------
Net loss                                 $ (1,373)      $ (9,164)       $ (4,194)       $ (8,112)      $ (309,415)
                                     =============   ============  ==============  ============== ================
Weighted average number of
    common shares outstanding          15,242,000     15,242,000      15,242,000      15,242,000
                                     =============   ============  ==============  ==============
Net loss per share                    $           *   $     (0.001) $              *$        (0.001)
                                     =============   ============  ==============================
* Less than ($0.01) per share.

See accountant's review report and accompanying notes to the financial statements

                                                                        F-2



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                               Deficit Accum.
                                                        Additional               During the
                                       Common Stock       Paid-In  Subscription Development
                                     Shares     Amount    Capital  Receivable   Stage      Totals
                                   -----------  --------  --------- ---------- ---------   ----------
Balance -  December 22, 1988                -       $ -        $ -        $ -        $ -         $ -
Stock issued for cash -
December 5, 1989                    4,500,000        45     13,455          -          -      13,500
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1989       4,500,000        45     13,455          -          -      13,500
                                   -----------  --------  --------- ---------- ----------  ----------
Write-off deferred offering costs           -         -          -          -    (10,661)    (10,661)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1990       4,500,000        45     13,455          -    (10,661)      2,839
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (1,309)     (1,309)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1991       4,500,000        45     13,455          -    (11,970)      1,530
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -        (10)        (10)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1992         4,500,000        45     13,455          -    (11,980)      1,520
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -         (9)         (9)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1993         4,500,000        45     13,455          -    (11,989)      1,511
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -       (859)       (859)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1994         4,500,000        45     13,455          -    (12,848)        652
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -       (192)       (192)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1995         4,500,000        45     13,455          -    (13,040)        460
                                   -----------  -----------------------------------------------------
Net loss for year                           -         -          -          -     (4,988)     (4,988)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1996         4,500,000        45     13,455          -    (18,028)     (4,528)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (12,270)    (12,270)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1997         4,500,000        45     13,455          -    (30,298)    (16,798)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (6,059)     (6,059)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1998         4,500,000        45     13,455          -    (36,357)    (22,857)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (9,901)     (9,901)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1999         4,500,000        45     13,455          -    (46,258)    (32,758)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (10,611)    (10,611)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2000         4,500,000        45     13,455          -    (56,869)    (43,369)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (11,863)    (11,863)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2001         4,500,000        45     13,455          -    (68,732)    (55,232)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (12,943)    (12,943)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2002         4,500,000        45     13,455          -    (81,675)    (68,175)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (11,352)    (11,352)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2003         4,500,000        45     13,455          -    (93,027)    (79,527)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (16,883)    (16,883)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2004         4,500,000        45     13,455          -   (109,910)    (96,410)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (19,250)    (19,250)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2005         4,500,000        45     13,455          -   (129,160)   (115,660)
                                   -----------  --------  --------- ---------- ----------  ----------
Common stock issued for cash          280,000         3     27,997     (2,000)         -      26,000
Common stock issued for  services   1,400,000        14    139,986          -          -     140,000
Common stock issued in
 exchange agreement                   112,000         1          -          -          -           1
Common stock issued for equipment   8,950,000        89     87,094          -          -      87,183
Net loss for year                           -         -          -          -   (161,845)   (161,845)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2006        15,242,000       152    268,532     (2,000)  (291,005)    (24,321)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (14,216)    (14,216)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2007        15,242,000     $ 152   $268,532   $ (2,000) $(305,221)    (38,537)
                                   ===========  ========  ========= ========== ==========  ==========
Net loss for period ended
June 30, 2008                               -         -          -          -     (4,194)     (4,194)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - June 30, 2008            15,242,000     $ 152   $268,532   $ (2,000) $(309,415)  $ (42,731)
                                   ===========  ========  ========= ========== ==========  ==========

See accountant's review report and accompanying notes to the financial statements

                                       F-3



                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                              December 22, 1988
                                                                    Six Months Ended           (Inception) to
                                                                        June 30,                   June 30,
                                                            ---------------------------------
                                                                 2008              2007             2008
                                                            ---------------------------------------------------
Cash flows from operating activities:
      Net loss                                                     $ (4,194)       $ (12,056)       $ (309,415)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for
               consulting services                                        -                -           140,001
             Changes in operating assets and liabilities:
               Increase in receivable                                     -                -                 -
              (Decrease) increase in accounts payable                  (897)           8,245            20,867
              Increase in accrued interest                            1,735            4,618            18,913
                                                            ----------------  ---------------  ----------------
      Total adjustments                                                 838           12,863           179,781
                                                            ----------------  ---------------  ----------------
        Net cash (used in) provided by operating activities          (3,356)             807          (129,634)
                                                            ----------------  ---------------  ----------------
Cash flows from investing activities:
     Funds from note receivables                                          -                -            20,725
     Payment of note receivables                                          -                -           (20,725)
                                                            ----------------  ---------------  ----------------
       Net cash used in investing activities                              -                -                 -
                                                            ----------------  ---------------  ----------------
Cash flows from financing activities:
      Bank overdraft                                                    (15)               -                 -
      Proceeds (payment) of notes payables, related party             3,371             (833)           90,134
      Proceeds from the issuance of common stock                          -                             39,500
                                                            ----------------  ---------------  ----------------
        Net cash provided by (used in) financing activities           3,356             (833)          129,634
                                                            ----------------  ---------------  ----------------
Net increase in cash and cash equivalents                                 -              (26)                -

Cash and cash equivalents - beginning of period                           -               26                 -
                                                            ----------------  ---------------  ----------------
Cash and cash equivalents - end of period                          $      -        $       -        $        -
                                                            ================  ===============  ================
Supplemental disclosure of cash flow information:
    Interest Paid                                                  $      -        $       -        $        -
                                                            ================  ===============  ================
    Taxes paid                                                     $      -        $       -        $        -
                                                            ================  ===============  ================




See accountant's review report and accompanying notes to the financial statements

                                       F-4

                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 2008
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies:

Presentation of Interim Information

The accompanying financial statements are for Genesis Companies Group, Inc., a Delaware corporation, (the Company). The Company is currently involved in the process of rebuilding/remanufacturing a laser stripping machine to develop its business in the stripping of materials, such as paint, from objects.

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Summary of Accounting Policies:

Property & Equipment

Capital assets are stated at cost. Equipment consisting of laser stripping equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

   At June 30, 2008, fixed assets consisted of the following:

         Laser stripping equipment -
         Construction in progress                              $87,183
                                                              ---------
         Net Fixed Asset                                       $87,183
                                                              ---------
                                      F-5

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


2.   Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,194 for the six months ended June 30, 2008 ($1,373 for the three months ended June 30, 2008), and an accumulated deficit of $309,415 as of June 30, 2008. The Company also has a working capital deficiency of $129,914 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.   Notes Payable - Related Party

At June 30, 2008, notes payable consisted of the following:

Note payable to President and director                       $ 45,067
Note payable to CFO and director                               45,067
                                                              ---------
                   Total                                     $ 90,034
                                                              =========


These notes are unsecured; bear interest at 8%, and due on demand.

4. Capital Stock Transactions:

There was no common stock issued during the six months ended June 30, 2008.

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

PLAN OF OPERATIONS

     We are in the process of rebuilding/remanufacturing a laser stripping machine we have acquired, and intend to develop a business using such equipment during the year 2008. The parts obtained from Joe Ermalovich in exchange for 8,950,000 common shares of the Company were in turn given to Laser Strip, Inc. to rebuild the system. The Prototype 300 Watt Laser Machine has been manufactured and tested for operation during the month of April 2008. Management is evaluating the feasibility of commercialization of the 300 Watt Laser Paint Stripping machine by leasing the machine or manufacture and sell.

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


RESULTS OF OPERATION
--------------------

Results of operations for the three-month period ended June 30, 2008 compared to the same period ended June 30, 2007

The Company did not recognize any revenues during the three months ended June 30, 2008 and June 30, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended June 30, 2008, operating expenses were $506 compared to $7,261 in the three months ended June 30, 2007. The $6,755 decrease was due to an decrease in our professional fees.

Interest expense for the three months ended June 30, 2008 and 2007 were $867 and $2,322, respectively.

During the three months ended June 30, 2008, the Company recognized a net loss of $1,373 compared to a net loss of $9,164 during the three months ended June 30, 2007. The decrease of $7,791 was due mostly to the $6,755 decrease in administrative expenses and $1,455 in interest expense.

Results of operations for the six-month period ended June 30, 2008 compared to the same period ended June 30, 2007

The Company did not recognize any revenues during the six months ended June 30, 2008 and June 30, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the six months ended June 30, 2008, operating expenses were $2,458 compared to $4,328 in the six months ended June 30, 2007. The $1,870 decrease was due to an decrease in our professional fees.

Interest expense for the six months ended June 30, 2008 and 2007 were $1,735 and $4,618, respectively.

During the six months ended June 30, 2008, the Company recognized a net loss of $4,194 compared to a net loss of $8,112 during the six months ended June 30, 2007. The decrease of $3,918 was due mostly to the $1,870 decrease in administrative expenses and $2,882 decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 2008, our assets consisted of solely of $87,183 in machinery under construction. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. At June 30, 2008, the Company did not have any cash on hand. The Company does not have a source of such capital at this time. At June 30, 2008, the Company currently has a working capital deficit of $129,914.


During the six months ended June 30, 2008, the Company did not use any cash in its operating activities. During the six months ended we recognized a net loss of $4,194, which was adjusted for a $897 decrease in accounts payable and a $1, 735 increase in accrued interest. During the six months ended June 30, 2008, the Company used $3,356 in its operations. During the six months ended June 30, 2007, we recognized a net loss of $12,056, which was reconciled by a $8,245 increase in accounts payable and a $4,618 increase in accrued interest. During the six months ended June 30, 2007, Company was provided $807 from operational activities.

During the six months ended June 30, 2008 and 2007, the Company did not receive or use funds in its investing activities.

During the six months ended June 30, 2008, we received cash of $3,356 from financing activities. We received funds of $3,371 from the notes payables from a officer and director of the Company. The funds are payable on demand. During the six months ended June 30, 2007, we used funds of $833 in financing activities. During the six months ended June 30, 2007, we made a payment of $833 on related party notes payables.

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

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -
--------------------------

                NONE
                                       5

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

                                             GENESIS COMPANIES GROUP, INC.
                                                        (Registrant)




Dated: August 15, 2008                        By: /s/ Daniel Medina
                                                   -----------------
                                                      Daniel Medina,
                                                      President


Dated: August 15, 2008                       By: /s/ Madhava Rao Mankal
                                               -----------------------
                                                  Madhava Rao Mankal,
                                                Chief Financial Officer