Form 10KSB/A
period 2007-12-31
GENESIS COMPANIES GROUP INC
filed 2008-08-28
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): YES[ ] NO[X]


Explanatory Note

This Form 10KSB/A (the "Amendment") amends are Form 10KSB for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on July 17, 2008 (the "original Filing"). We are filing this Form 10KSB/A to amend
Item 8A "Controls and Procedures."

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

ITEM 8A(T).   Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

To the Board of Directors
Genesis Companies Group, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Genesis Companies Group, Inc. A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and changes in stockholders'
deficit for the years then ended and for the period December 31, 1988 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Companies Group, Inc., at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period December 22, 1988 to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

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



August 26, 2008
/s/Jaspers + Hall PC



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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2008.

                                       GENESIS COMPANIES GROUP, INC.
                                               (Registrant)


                                       By: s/ Daniel F. Medina
                                       -------------------------------
                                      Daniel F. Medina, President

                                       By: s/ Madhava Rao Mankal
                                       -------------------------
                                              Madhava Rao Mankal, Chief
                                              Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2008.
                                      /s/ Daniel F. Medina
                                       --------------------
                                           Daniel F. Medina,
                                       President and Director

                                       /s/ Madhava Rao Mankal
                                       ----------------------
                                           Madhava Rao Mankal
                                  Chief Financial Officer and Director