Form 10KSB/A
period 2007-12-31
GENESIS COMPANIES GROUP INC
filed 2008-09-24
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A-2

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. As a result of this evaluation, we identified material weakness in our internal control over financial reporting as of December 31, 2007. Accordingly, we concluded that our disclosure controls and procedures were not effective at December 31, 2007.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by personnel in the preparation of our reports as required to be filed with the SEC, caused by a lack of staff. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.



Management has determined that the control deficiency constituted material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding these material weaknesses, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2007.



As discussed above there was a material weakness in our internal control over financial reporting, as of December 31, 2007. To the extent possible in our current financial condition, we are exploring possible ways to improve our processes.


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Septemb 22, 2008.

                                       GENESIS COMPANIES GROUP, INC.
                                               (Registrant)


                                       By: s/ Daniel F. Medina
                                       -------------------------------
                                      Daniel F. Medina, President

                                       By: s/ Madhava Rao Mankal
                                       -------------------------
                                              Madhava Rao Mankal, Chief
                                              Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2008.
                                      /s/ Daniel F. Medina
                                       --------------------
                                           Daniel F. Medina,
                                       President and Director

                                       /s/ Madhava Rao Mankal
                                       ----------------------
                                           Madhava Rao Mankal
                                  Chief Financial Officer and Director