Form 10-Q/A
period 2008-03-31
GENESIS COMPANIES GROUP INC
filed 2008-09-24
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q/A
                                -----------------

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

The material weakness identified in our annual report on Form 10-KSB for the year ended December 31, 2007 was related to a lack of staff and a lack of segregation of staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.


ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFT") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of March 31, 2008, we did not maintain effective controls over the financial reporting process.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended March 31, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by personnel in the preparation of our reports for filing with the SEC. This lack of staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended March 31, 2008.

Remediation of Material Weakness As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. As our current financial condition allows, we are in the process of analyzing and developing our processes for the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.

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


                            GENESIS COMPANIES GROUP, INC.
                                  (Registrant)



Dated: September 22, 2008                      By: /s/ Daniel Medina
                                             -----------------
                                        Daniel Medina, President


Dated:September 22, 2008                      By: /s/  Madhava Rao Mankal
                                             -----------------------

                                                Madhava Rao Mankal,
                                                Chief Financial Officer