Form 10-Q/A
period 2008-06-30
GENESIS COMPANIES GROUP INC
filed 2008-09-24
CIK 862320

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


ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFT") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of June 30, 2008, we did not maintain effective controls over the financial reporting process.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended June 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by personnel in the preparation of our reports for filing with the SEC. This lack of staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended June 30, 2008.

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

                                             GENESIS COMPANIES GROUP, INC.
                                                        (Registrant)




Dated: September 22, 2008                        By: /s/ Daniel Medina
                                                   -----------------
                                                      Daniel Medina,
                                                      President


Dated: September 22, 2008                       By: /s/ Madhava Rao Mankal
                                               -----------------------

                                                  Madhava Rao Mankal,
                                                Chief Financial Officer