Form 10-Q
period 2008-09-30
GENESIS COMPANIES GROUP INC
filed 2008-11-26
CIK 862320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 033-34078

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

As of October 21, 2008, there were 15,242,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                          Page
                                                                   ----
Balance Sheets - September 30, 2008 and December 31, 2007           F-1

Statements of Operations  -
     Three months and nine months ended September 30, 2008
     and 2007 and From December 31, 1988 (Inception) to
     September 30, 2008                                             F-2

Statements of Changes in Stockholders' Deficit -
     From December 31, 1988 (Inception) to September 30, 2008       F-3

Statements of Cash Flows -
     Nine  months  ended  September  30,  2008 and 2007 and
     From  December 31,  1988 (Inception) to September 30, 2008     F-4

Notes to the Financial Statements                                   F-5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       1

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk - Not Applicable                                     4

Item 4. Controls and Procedures                                       4

Item 4T.Controls and Procedures                                       4

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                             5

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds - Not Applicable                              6

Item 3. Defaults Upon Senior Securities - Not Applicable              6

Item 4. Submission of Matters to a Vote of Security Holders
            - Not Applicable                                          6

Item 5. Other Information - Not Applicable                            6

Item 6.  Exhibits                                                     6

SIGNATURES                                                            7

PART I -FINANCIAL INFORMATION



                       GENESIS COMPANIES GROUP, INC.
                       (A Development Stage Company)
                               Balance Sheets


                                                                                 September 30,   December 31,
                                                                                    2008               2007
                                                                               ---------------   -----------------
                                                                                (Unaudited)         (Audited)
Assets

Current Assets:
    Cash                                                                              $ 1,292                 $ -
    Notes receivable                                                                        -                   -
    Other receivables                                                                  37,325                   -
                                                                               ---------------   -----------------
                                                                                       38,617                   -
                                                                               ---------------   -----------------
Property and equipment:
    Machinery - Construction in progress                                               87,183              87,183
                                                                               ---------------   -----------------
Total assets                                                                         $125,800            $ 87,183
                                                                               ===============   =================
Liabilities and Stockholders' Deficit

Current liabilities:
      Bank overdraft                                                                      $ -                $ 15
      Accounts payable                                                                 22,439              21,764
      Accrued Interest - related parties                                               22,384              17,178
      Notes payable - Others                                                           50,000                   -
      Notes payable - related parties                                                  86,763              86,763
                                                                               ---------------   -----------------
Total current liabilities                                                             181,586             125,720
                                                                               ---------------   -----------------
Stockholders'  deficit:
        Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, issued and outstanding - none                                          -                   -
       Common stock, $0.00001 par value, 100,000,000 shares
          authorized, 15,242,000 shares issued and outstanding
          on September 30, 2008 and December 31, 2007, respectively                       152                 152
       Additional paid-in capital                                                     266,532             268,532
       Subscription receivable                                                              -              (2,000)
       Deficit accumulated during the development stage                              (322,470)           (305,221)
                                                                               ---------------   -----------------
Total stockholders' deficit                                                           (55,786)            (38,537)
                                                                               ---------------   -----------------
Total liabilities and stockholders' deficit                                          $125,800            $ 87,183
                                                                               ===============   =================
See accompanying notes to the financial statements.

                                              F-2





                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                            Three Months Ended              Nine Months Ended           December 31, 1988
                                              September 30,                   September 30,               (Inception) to
                                           2008            2007            2008            2007         September 30, 2008
                                       --------------  -------------  ---------------  --------------  ---------------------
Revenues                                         $ -            $ -              $ -             $ -                    $ -

Operating expenses:
      Professional fees                        8,526          2,480           10,999          10,725                121,847
      Registration fees                            -              -                -               -                  3,728
      Administrative expenses                     78             39            1,144              65                175,930
                                       --------------  -------------  ---------------  --------------  ---------------------
Loss from operations                          (8,604)        (2,519)         (12,143)        (10,790)              (301,505)
                                       --------------  -------------  ---------------  --------------  ---------------------
Other income (expense):
     Interest income                               -            419                -           1,253                  2,327
    Other income                                 100              -              100               -                  6,150
    Interest expense, related party           (3,471)        (2,322)          (5,206)         (6,940)               (29,442)
                                       --------------  -------------  ---------------  --------------  ---------------------
                                              (3,371)        (1,903)          (5,106)         (5,687)               (20,965)
                                       --------------  -------------  ---------------  --------------  ---------------------
Net loss                                   $ (11,975)      $ (4,422)       $ (17,249)      $ (16,477)            $ (322,470)
                                       ==============  =============  ===============  ==============  =====================
Weighted average number of
    common shares outstanding             15,242,000     15,242,000       15,242,000      15,242,000
                                       ==============  =============  ===============  ==============
Net loss per share                      $   *          $  *           $   *            $  *
                                       ==============  =============  ===============  ==============

See accompanying notes to the financial statements.

                                      F-3





                          GENESIS COMPANIES GROUP, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                              Deficit Accum.
                                                         Additional             During the
                                       Common Stock       Paid-In   Subscription Development
                                     Shares     Amount    Capital   Receivable   Stage      Totals
                                   -----------  --------  --------- ----------- ---------  ----------
Balance -  December 22, 1988                -       $ -        $ -        $ -        $ -         $ -
Stock issued for cash -
December 5, 1989                    4,500,000        45     13,455          -          -      13,500
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1989       4,500,000        45     13,455          -          -      13,500
                                   -----------  --------  --------- ---------- ----------  ----------
Write-off deferred offering costs           -         -          -          -    (10,661)    (10,661)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1990       4,500,000        45     13,455          -    (10,661)      2,839
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (1,309)     (1,309)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance -   December 31, 1991       4,500,000        45     13,455          -    (11,970)      1,530
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -        (10)        (10)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1992         4,500,000        45     13,455          -    (11,980)      1,520
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -         (9)         (9)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1993         4,500,000        45     13,455          -    (11,989)      1,511
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -       (859)       (859)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1994         4,500,000        45     13,455          -    (12,848)        652
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -       (192)       (192)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1995         4,500,000        45     13,455          -    (13,040)        460
                                   -----------  --------- --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (4,988)     (4,988)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1996         4,500,000        45     13,455          -    (18,028)     (4,528)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (12,270)    (12,270)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1997         4,500,000        45     13,455          -    (30,298)    (16,798)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (6,059)     (6,059)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1998         4,500,000        45     13,455          -    (36,357)    (22,857)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -     (9,901)     (9,901)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 1999         4,500,000        45     13,455          -    (46,258)    (32,758)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (10,611)    (10,611)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2000         4,500,000        45     13,455          -    (56,869)    (43,369)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (11,863)    (11,863)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2001         4,500,000        45     13,455          -    (68,732)    (55,232)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (12,943)    (12,943)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2002         4,500,000        45     13,455          -    (81,675)    (68,175)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (11,352)    (11,352)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2003         4,500,000        45     13,455          -    (93,027)    (79,527)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (16,883)    (16,883)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2004         4,500,000        45     13,455          -   (109,910)    (96,410)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (19,250)    (19,250)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2005         4,500,000        45     13,455          -   (129,160)   (115,660)
                                   -----------  --------  --------- ---------- ----------  ----------
Common stock issued for cash          280,000         3     27,997     (2,000)         -      26,000
Common stock issued for  services   1,400,000        14    139,986          -          -     140,000
Common stock issued in
 exchange agreement                   112,000         1          -          -          -           1
Common stock issued for equipment   8,950,000        89     87,094          -          -      87,183
Net loss for year                           -         -          -          -   (161,845)   (161,845)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2006        15,242,000       152    268,532     (2,000)  (291,005)    (24,321)
                                   -----------  --------  --------- ---------- ----------  ----------
Net loss for year                           -         -          -          -    (14,216)    (14,216)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - December 31, 2007        15,242,000       152    268,532     (2,000)  (305,221)    (38,537)
                                   -----------  --------  --------- ---------- ----------  ----------
Cancellation of subscription
 receivable                                 -         -     (2,000)     2,000          -           -
Net loss for period ended
    September 30, 2008                      -         -          -          -    (17,249)    (17,249)
                                   -----------  --------  --------- ---------- ----------  ----------
Balance - September 30, 2008       15,242,000     $ 152   $266,532        $ -  $(322,470)    (55,786)
                                   ===========  ========  ========= ========== ==========  ==========


See accompanying notes to the financial statements

                                       F-4



               GENESIS COMPANIES GROUP, INC.
               (A Development Stage Company)
                  Statement of Cash Flows
                        (Unaudited)

                                                                                             December 22, 1988
                                                                   Nine Months Ended           (Inception) to
                                                                      September 30,             September 30,
                                                                 2008              2007             2008
                                                            ----------------  ---------------  ----------------

Cash flows from operating activities:
      Net loss                                                    $ (17,249)       $ (16,477)       $ (322,470)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for
               consulting services                                        -                -           140,001
             Changes in operating assets and liabilities:
              Increase in other receivables                         (40,695)               -           (37,325)
              Increase in accounts payable                              674           10,764            22,439
              Increase in accrued interest                            5,206            6,940            22,384
                                                            ----------------  ---------------  ----------------
      Total adjustments                                             (34,815)          17,704           147,499
                                                            ----------------  ---------------  ----------------
        Net cash (used) provided by operating activities            (52,064)           1,227          (174,971)
                                                            ----------------  ---------------  ----------------
Cash flows from financing activities:
      Bank overdraft                                                    (15)               -                 -
      Proceeds (payment) of notes payables, related party             3,371           (1,253)           86,763
      Proceeds (payment) of notes                                    50,000                -            50,000
      Proceeds from the issuance of common stock                          -                -            39,500
                                                            ----------------  ---------------  ----------------
        Net cash provided by financing activities                    53,356           (1.253)          176,263
                                                            ----------------  ---------------  ----------------
Net increase in cash and cash equivalents                             1,292              (26)            1,292

Cash and cash equivalents - beginning of period                           -               26                 -
                                                            ----------------  ---------------  ----------------
Cash and cash equivalents - end of period                           $ 1,292              $ -           $ 1,292
                                                            ================  ===============  ================
Supplemental disclosure of cash flow information:
    Interest Paid                                           $ -               $ -              $ -
                                                            ================  ===============  ================
    Taxes paid                                              $ -               $ -              $ -
                                                            ================  ===============  ================




See accompanying notes to the financial statements.

                                       F-5


                          GENESIS COMPANIES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2008
                                   (Unaudited)

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

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

At September 30, 2008, fixed assets consisted of the following:

Laser stripping equipment  construction in progress             $87,183
                                                                 ------
         Net Fixed Asset                                        $87,183
                                                                 ------
                                      F-5

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


2.   Going Concern

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $17,249 for the nine months ended September 30, 2008 ($11,975 for the three months ended September 30, 2008), and an accumulated deficit of $322,470 as of September 30, 2008. The Company also has a working capital deficiency of $142,969 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Other Receivables

At September 30, 2008, other receivables consisted of $37,325 in receivables from Medina International Holdings, Inc. Officers and directors of the Company are also officers and directors of Medina International Holdings, Inc.

4.   Notes Payable - Related Party

At September 30, 2008, notes payable consisted of the following:

Note payable to President and director                       $ 43,381
Note payable to CFO and director                               43,382
                                                              -------
                   Total                                     $ 86,763
                                                              =======

These notes are unsecured; bear interest at 8%, and due on demand.

5. Capital Stock Transactions:

There was no common stock issued during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, a subscription agreement for $2,000 was cancelled. The subscription agreement had been accounted for as a receivable in the equity section of the balance sheet.

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

However, the Company is also seeking other opportunities to earn revenue and/or sustain operational expenses. The Company has entered into letter of intent regarding potential merger with Sabre Energy Corporation, an oil and natural gas exploratory company. The Company also intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities.

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


RESULTS OF OPERATION
--------------------

Results Of Operations For The Three Months Ended September 30, 2008 Compared To The Three Months Ended September 30, 2007

The Company did not recognize any revenues during the three months ended September 30, 2008 and September 30, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended September 30, 2008, operating expenses were $8,526 compared to $2,480 in the three months ended September 30, 2007. The $6,046 increase was due to an increase in our professional fees.

Interest expense for the three months ended September 30, 2008 and 2007 were $3,471 and $2,322, respectively.

During the three months ended September 30, 2008, the Company recognized a net loss of $11,975 compared to a net loss of $4,422 during the three months ended September 30, 2007. The increase of $7,553 was due mostly to the $6,046 increase in administrative expenses and $1,149 increase in interest expense.

Results Of Operations For The Nine-Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

The Company did not recognize any revenues during the nine months ended September 30, 2008 and September 30, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the nine months ended September 30, 2008, operating expenses were $12,143 compared to $10,790 in the Nine months ended September 30, 2007. The $1,353 increase was due to an increase in our professional fees and other administrative expenses.

Interest expense for the nine months ended September 30, 2008 and 2007 were $5,206 and $6,940, respectively.

During the nine months ended September 30, 2008, the Company recognized a net loss of $17,249 compared to a net loss of $16,477 during the nine months ended September 30, 2007. The increase of $772 loss was due mostly to the $1,353 increase in administrative expenses & professional expenses, and $1,734 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2008, our assets consisted of cash of $1,292, other receivables of $37,325 and $87,183 in machinery under construction. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time. At September 30, 2008, the Company currently has a working capital deficit of $142,969.


During the nine months ended September 30, 2008, the Company used $52,064 in its operating activities. During the nine months ended we recognized a net loss of $17,249, which was adjusted for a $674 increase in accounts payable, $5,206 increase in accrued interest and $40,695 increase in other receivables. During the nine months ended September 30, 2007, the Company was provided $1,227 from its operations. During the nine months ended September 30, 2007, we recognized a net loss of $16,447, which was reconciled by a $10,746 increase in accounts payable and a $6,940 increase in accrued interest.

During the nine months ended September 30, 2008 and 2007, the Company did not receive any funds or used any funds in its investing activities.

During the nine months ended September 30, 2008, we received cash of $53,356 from financing activities. We received funds of $3,371 from the notes payables from a officer and director of the Company and $50,000 from Saber Energy Corporation. The funds are payable on demand. During the nine months ended September 30, 2007, we used funds of $1,253 in financing activities. During the nine months ended September 30, 2007, we made a payment of $1,253 on related party notes payables.

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

The material weakness identified in our annual report on Form 10-K for the year ended December 31, 2007 was related to a lack of staff and a lack of segregation of staff responsible for the authorization, processing, approval and reporting of transactions as well as the overall financial reporting process.


ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework ("ICFT") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of September 30, 2008, we did not maintain effective controls over the financial reporting process.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by personnel in the preparation of our reports for filing with the SEC. This lack of staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended September 30, 2008.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                NONE
                                       5

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

                                         GENESIS COMPANIES GROUP, INC.
                                                        (Registrant)

Dated: October __, 2008                        By: /s/ Daniel Medina
                                                   -----------------
                                                       Daniel Medina,
                                    President


Dated: November 26, 2008                   By: /s/ Madhava Rao Mankal
                                               -----------------------
                                                  Madhava Rao Mankal,
                                                  Chief Financial Officer